Form 10-K
period 1997-12-31
CONSOLIDATION CAPITAL CORP
filed 1998-03-31
CIK 1046304

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-23241


                       CONSOLIDATION CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

                                  ___________


                DELAWARE                                    52-2054952
(State or other jurisdiction of incorporation          (I.R.S. Employer
           or organization)                            Identification No.)

1747 PENNSYLVANIA AVENUE, NW, SUITE 900,                      20006
             WASHINGTON, D.C.                               (Zip Code)
(Address of principal executive offices)

                                 202/955-5490
              Registrant's telephone number, including area code:

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.001



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 25, 1998 was $808,083,345.

     As of March 25, 1998, 35,238,049 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding and 500,000 shares of the Registrant's Convertible Non-Voting Common Stock were outstanding.

================================================================================

                                    PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," "intend," "may," "will" and "expect" and similar expressions as they relate to Consolidation Capital Corporation ("CCC" or the "Company") or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting the Company's Prospects." The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.


THE COMPANY

     Consolidation Capital Corporation was founded in February 1997 by Jonathan
J. Ledecky to build consolidated enterprises with national market reach through the acquisition and integration of multiple businesses in one or more fragmented industries that have no clear market leader and could benefit from economies of scale. Recently, the Company determined to focus exclusively on the facilities management industry, which it believes has the appropriate consolidation characteristics since the facilities management industry consists primarily of privately-held or family-owned businesses, whose owner-operators desire liquidity and may be unable to access the capital markets effectively or to expand beyond a local or regional base. The Company has determined not to simultaneously pursue consolidations in multiple, unrelated industries based on its view that the facilities management industry is a large scale industry offering significant opportunities to expand into and consolidate many sectors that offer products and services intended to enhance the operating efficiency of retail, commercial, institutional and industrial clients.

     Jonathan Ledecky is the Chairman and founder and, until November 5, 1997, was the Chief Executive Officer, of U.S. Office Products Company ("USOP"). While managing USOP, Jonathan Ledecky developed a strategy of "corporate democracy," which he believes facilitated USOP's rapid consolidation of more than 200 companies within seven different industry groups in the office products and services industry. The corporate democracy approach includes (i) a general policy of empowering local management and (ii) drawing upon the contacts and expertise of local management by encouraging them to identify acquisition candidates and to participate in the process of integrating newly acquired companies into a consolidated enterprise. The Company employs a corporate democracy approach as one of its principal operating strategies.

     From 1994 until November 1997, Jonathan Ledecky served as Chief Executive Officer of USOP and, in that capacity, was responsible for in excess of $1.7 billion in acquisitions of domestic and international businesses. The Company is leveraging the experience and expertise of Jonathan Ledecky, its founder, Chairman and Chief Executive Officer, and the Company's management team to become a leading consolidator of the facilities management industry. The Company believes that, through the prior experience of Jonathan Ledecky and the Company's management team, it has an extensive referral network of investment and commercial bankers, business leaders, attorneys, accountants and business and financial brokers, which enhances its ability to identify, attract and acquire desirable acquisition candidates.

     The Company believes that it possesses substantial competitive advantages. The Company believes that it benefits from its ability to deploy rapidly its significant financial resources and to use its publicly traded stock as currency in selected acquisitions. Because the Company has significant cash and cash equivalents as of March 25, 1998, the Company's ability to acquire attractive companies is not likely to be constrained at this time by the need to access the capital markets. Furthermore, the Company believes that its corporate democracy principles helps it attract and acquire companies and will differentiate it from traditional consolidators. The Company believes that its corporate democracy approach generates significant competitive advantages because this approach allows managers of the acquired companies to benefit from the economies of a large organization while simultaneously retaining local operational control, enabling them to provide flexible and responsive service to customers. Such an approach could, however, limit possible consolidation efficiencies and integration efforts. In addition, although the Company's management team has experience in acquiring and consolidating businesses, it does not have experience managing companies in the facilities management industry. The Company, therefore, expects to rely in part upon the management of acquired companies or other individuals experienced in the facilities management industry.

     Since the closing of its initial public offering ("IPO") in December 1997, the Company has acquired nine businesses offering facilities management services (the "Recent Acquisitions"). Of the nine businesses, one operates in the janitorial maintenance management services sector and eight operate in the electrical installation and maintenance services sector of the facilities management industry. In addition, the Company has signed a letter of intent to acquire one business operating in the janitorial maintenance management services sector of the facilities management industry (the "Pending Acquisition"). See "Recent Developments."

INDUSTRY BACKGROUND

     Facilities management companies generally provide many products and services needed for the operation and maintenance of a building. These products and services include, among others, janitorial maintenance management services, electrical installation and maintenance, lighting equipment and services, engineering services, mechanical installation and maintenance services, parking facility management, security systems and services, fire protection equipment and services, grounds keeping and landscaping services, pest control and general equipment maintenance.

     The Company believes that, over the last several years, there has been a significant trend towards the outsourcing of business support services. According to the Outsourcing Institute, approximately 80% of U.S. companies outsource some aspect of their business support services, and spending on outsourcing services increased approximately 100% from 1992 through 1996. The

Company further believes that this trend will continue. The Outsourcing Institute estimates that the demand for outsourcing services in the facilities management industry will grow at a compound annual growth rate of approximately 20% through the year 2000.

     The Company believes that the trend toward outsourcing has transformed the traditional facilities management industry. As companies began to realize the benefits of outsourcing non-core business functions to single source vendors, the opportunities for facilities management companies to expand into new business sectors and obtain new customers have increased. Facilities management companies have expanded their businesses from providing traditional cleaning services for commercial property managers and large corporations to performing higher value added services for companies in the retail, commercial, institutional and industrial sectors. Outsourcing allows companies to, among other things, focus on their core competencies, reduce operating expenses, share risk management responsibility and access technical expertise not available internally.


STRATEGY

     The Company's goal is to become the leading consolidator in the facilities management industry. The Company intends to acquire established local or regional businesses and combine and integrate them into an effective national organization. The Company believes that its strong financial position, the operating and acquisition expertise of its management team and its ability to address the needs of local management will allow it to achieve its goal of being the "consolidator of choice" of acquisition candidates.

     In order to achieve its goal, the Company is focusing on: (1) identifying acquisition candidates which meet the Company's consolidation criteria; (2) attracting and acquiring companies through implementation of the Company's corporate democracy approach, which the Company believes will differentiate it from other consolidators; (3) providing integrated facilities solutions; and (4) achieving operating efficiencies and synergies by combining administrative functions, eliminating redundant facilities, implementing system and technology improvements and purchasing products and services in large volumes.

     Identify and Pursue Strategic Consolidation Opportunity.   The Company
intends to capitalize upon the consolidation opportunity in the facilities management industry by acquiring companies having some or all of the following characteristics: (i) stable cash flows and recurring revenue streams from long-term customer relationships; (ii) low product obsolescence and non-reliance on innovation or technology to drive recurring revenue streams; (iii) long-term growth prospects for products and services offered; (iv) a strong "franchise" or presence in the communities served by the acquisition candidate; (v) an experienced management team comprised of recognized industry leaders; (vi) an ability to retain, promote and motivate management teams; (vii) favorable demographic trends within the local regions serviced; and (viii) an underpenetrated market for products or services provided by the acquisition candidate.

     In general, the Company plans to acquire larger, established high quality companies, or "hubs," in high density, metropolitan areas, and additional smaller companies, or "spokes," in secondary markets surrounding the hubs. Where possible, the operations of the spokes will be integrated into the operations of existing hubs, thereby enabling the Company to achieve the economies of scale necessary to decrease operating cost and increase operating margin.

     The Company believes that, based on the experience of Jonathan Ledecky and the Company's management team, it is well positioned to identify acquisition candidates within the facilities management industry to become a national single-source provider of facilities management services. The Company believes that another competitive advantage is the Company's ability to deploy rapidly its significant financial resources and/or to use its publicly traded stock as consideration in selected acquisitions.

     Differentiate Through Corporate Democracy. The Company believes that its implementation of corporate democracy gives the Company a competitive advantage over rival consolidators in attracting, buying and integrating acquired companies. The Company's business model entails both a decentralized management philosophy and a centralized operating approach. Each of the acquired companies will continue to manage all functions that "touch the customer," including sales, marketing, customer service, credit and collections. The Company will manage functions such as purchasing, accounting, inventory management, human resources and finance centrally where it can leverage its size and scale. Principles of corporate democracy that are being used by the Company include:

 . Control by Owner/Operator.   The corporate democracy approach to consolidation
  is designed to allow the owners and operators who have built an acquired company to retain operational control of the business while the Company centralizes certain administrative functions to provide benefits from operating efficiencies and synergies resulting from the consolidation of the acquired company into a larger enterprise. This is in contrast to the traditional consolidation approach used by other consolidators in which the owner/operators and their employees are often relieved of management responsibility as a result of a complete centralization of management in the consolidated enterprise.

 . "Think National, Act Local" Management.   The Company plans to provide
  strategic oversight and guidance with respect to acquisitions, financing, marketing and operations. At the same time, managers of acquired companies will be responsible for the day-to-day operations of each of the acquired companies. As part of its "Think National, Act Local" management strategy, the Company intends to foster a culture of cooperation and teamwork that emphasizes dissemination of "best practices" among its local or acquired management teams. The Company believes that this decentralized management philosophy results in better customer service by allowing local management the flexibility to implement policies and make decisions based upon the needs and desires of local customers and the context of local market conditions. The decentralized sales and customer contact also facilitates the retention of historical customers of the acquired companies.

 . Local Business Identity, Management and Sales Organization.   The corporate
  democracy approach to consolidation permits the Company to capitalize on the strength of the owner/ operator's connection to his locality, region or community by maintaining the original name of the acquired company in the given geographic location. This contrasts with other consolidation approaches which often eliminate the local name of the acquired company and replace it with a single or "national" business name. The Company believes that many customers purchase products and services based upon long-term commercial relationships. The Company believes that corporate democracy best preserves the business-customer relationships by, in most circumstances, retaining the management, sales organizations, and brand name identity of acquired companies and minimizing operational changes that affect the customer.

 . Use of Stock as Currency and Incentive Compensation.   The Company intends to
  structure many of its acquisitions using the Company's stock as currency. This use of stock as acquisition currency, coupled with the retention of experienced owner/operators and established sales organizations, creates a high percentage of employee ownership and strong incentives for good performance. The Company believes that this stock ownership plan, in conjunction with the implementation of incentive compensation programs geared to specific performance goals, will help to align the objectives of the acquired companies' managers and employees with those of the Company's stockholders.

     Provide Integrated Facilities Solutions. The Company believes that an attractive opportunity exists in the facilities management industry to become the premier sole source provider of a full range of facilities management services. These services are intended to enhance the operating efficiency of customers' facilities while relieving the Company's customers from the management and personnel burdens associated with non-core functions. Many companies have increased the volume and types of services they outsource in order to focus on their respective core competencies.

 . Expanding Service Lines Through Acquisitions.   Through acquisitions of
  related facilities management services companies, the Company expects to expand the range of products and services that it offers, thereby creating opportunities, where possible, for its sales force to sell multiple product and service lines to its customer base. Cross-selling new services to existing customers represents a cost-effective method for the Company to achieve revenue growth. As part of this strategy, the Company intends to focus its efforts on increasing the proportion of its business devoted to delivering higher value added services to its customers.

 . Expanding Service Lines Through Strategic Partnering.   In order to supply
  seamless integrated services to a broad base of customers and facilities, the Company intends to select, manage and integrate services provided by third parties into the Company's overall portfolio of services.

     Achieve Operating Efficiencies.   The Company believes that it will be able
to achieve certain operating efficiencies and synergies among its acquired companies. Such operating efficiencies include:

 . Combining Administrative Functions.   The Company will seek to institute a
  Company-wide management information system and to combine at the corporate level certain administrative functions, such as financial reporting and finance, insurance, employee benefits and legal support.

 . Using Hub and Spoke Strategy to Eliminate Redundant Facilities and Service.
  The hub and spoke strategy involves the acquisition of a larger, established, high-quality company in a targeted geographic area into which the facilities and operations of local, smaller acquired companies, or "spokes", are folded, allowing the elimination of redundant facilities and reducing overhead. This hub and spoke strategy also enables the integration of certain operational activities, such as inventory management, purchasing, shipping, accounting and human resources, among acquired companies located in a geographic area, thereby permitting the elimination of duplicative facilities and costs.

 . Implementing System and Technology Improvements.   The Company believes that
  it will be able to increase the operating margins of acquired companies by using operating and technology systems to improve and enhance the operations of the acquired companies, which may include computerized inventory management and order processing systems, computerized quotation and job costing systems and computerized logistics and distribution systems. The Company believes that many of the acquired companies have not made material investments in such operating and technology systems because they lack the necessary scale to justify the investment. The Company believes that the implementation of such systems may significantly increase the speed and accuracy of order processing and fulfillment at acquired companies, while providing measurement and analysis tools that facilitate efficient operation.

 . Using Volume Purchasing. The Company believes that it may achieve operating efficiencies through volume purchasing and may benefit from favorable prices and rebates as the result of high volume purchases. The Company may also negotiate improved arrangements with wholesalers and manufacturers to reduce inventory levels of certain acquired companies, thereby allowing more efficient operations by decreasing inventory holding costs and increasing operating margins. The Company may also seek to leverage its size and scale to negotiate attractive volume purchasing or leasing programs for goods and services such as delivery vehicles, long distance voice and data services, overnight delivery services, real estate services, banking and financial services, and insurance.

 . Implementing Strategic Marketing and Cross-Functional Selling.   The Company
  believes that it may achieve certain efficiencies through strategic marketing plans to be shared by acquired companies as well as cross-functional selling to customers of each of the acquired companies. Strategic marketing and cross-functional selling may allow additional services to be provided or goods to be sold to existing customers of the acquired companies, resulting in additional revenues for the Company. These synergies may also provide a broader geographic sales and service reach for each of the acquired companies, increasing the customer base of the acquired companies.

SERVICES

     As of the date of this Annual Report on Form 10-K, the Company operates in the janitorial maintenance management and the electrical installation and maintenance services sectors of the facilities management industry.

     To achieve its goal of becoming a single-source provider of facilities management services, the Company expects that it will expand the range of products and services that it offers, primarily through acquisitions of other facilities management businesses. In addition to janitorial maintenance management services and electrical installation and maintenance services, the Company may in the future seek to offer, among others, lighting equipment and services, engineering services, mechanical installation and maintenance services, parking facilities management, security systems and services, fire protection equipment and services, grounds keeping and landscaping services, pest control and general equipment maintenance.

     Janitorial Maintenance Management Services.   The Company's janitorial
maintenance management division offers a full range of commercial janitorial cleaning services as well as the sale of janitorial supplies and equipment to a variety of customers, including retail chain stores, grocery stores, office buildings, industrial plants, banks, department stores, warehouses, educational and health facilities, restaurants, and airport terminals throughout the United States. The services provided by the Company include floor and carpet cleaning and maintenance; floor stripping and refinishing; window, wall and structural cleaning and maintenance; bathroom and other area sanitation; duct cleaning; furniture polishing; and exterior window, wall, sidewalk, and parking lot cleaning and maintenance. Most of the Company's janitorial arrangements can be terminated by either party upon 30 to 90 days written notice.

     This division is in a favorable position to capitalize on the growing number of industries that are outsourcing non-core business functions. The Company offers an extensive array of general programs and systems that free the customer to focus on its core business activity while the support services are being managed and performed in an efficient, cost-effective manner. The Company believes that its depth of management expertise, breadth of services, and presence of new technologies will attract this potential business.

     The Company has acquired one company and has signed a letter of intent to acquire another company that provide janitorial maintenance management services. It seeks to further increase its market presence through aggressive acquisitions of premier commercial cleaning contractors. Janitorial maintenance is estimated to be a $50 billion industry comprised of more than 45,000 companies, most of which are small businesses with fewer than 20 employees. The Company intends to seek out ventures that will expand its geographic regions and augment the services currently provided. In so doing, the Company plans to broaden its customer base and attain a larger proportion of existing national accounts in diversified areas.

     Electrical Installation and Maintenance Services.   Through its Electrical
Contracting Services Division, the Company offers a broad range of electrical design, installation and maintenance services for industrial, commercial, retail and institutional markets, including: lighting, power, building access, security systems, and fire protection systems; fiber optic and other cabling for telecommunications and computer systems; diagnostic evaluation of systems for predictive and preventative maintenance; back up power systems; multi-media installations; digital control integration and remote monitoring of life safety, lighting, temperature, building access and surveillance; and manufacturing process controls and instrumentation. The Company believes that the Recent Acquisitions in this Division have the management depth and systems infrastructure to serve as the platform on which to grow its business. Specifically, the Company believes that these Recent Acquisitions will enable the Company to attract and acquire smaller companies in their respective geographic regions, serve national customers that are demanding a higher level of technical expertise, provide the depth of management necessary to reduce the vulnerability to management changes and provide the infrastructure that is necessary for the research, development and training required to install and maintain specialty electrical services.

     Virtually all construction and renovation in the United States generates demand for electrical installation services. Depending upon the exact scope of work, electrical work generally accounts for approximately 8% to 12% of the total construction cost of commercial and industrial projects. In recent years, electrical installation and services companies have experienced a growing demand for electrical installation services per project due to increased electrical code requirements, demand for additional electrical capacity, including increased capacity for computer systems, additional data cabling requirements and the digital control of integrated services such as fire protection, security systems and temperature controls.

     The overall electrical installation industry, including commercial, industrial and residential markets, was estimated by the U.S. Census to have generated annual revenues in excess of $40 billion in 1992, the most recent available U.S. Census data. This data indicates that the electrical contracting industry is highly fragmented with more than 54,000 companies, most of which are small, owner-operated businesses, performing various types of electrical work. The Company believes that there are significant opportunities for a well-capitalized national company to provide comprehensive electrical installation and maintenance services and that the fragmented nature of the electrical installation industry will provide significant opportunities to consolidate commercial and industrial electrical installation and maintenance service businesses. In addition, the Company believes that there are significant growth opportunities in the electrical maintenance and specialized services portion of the business and intends to focus on increasing the proportion of revenues represented by such services. Electrical maintenance services generate a recurring revenue stream that are less susceptible to downswings in the economy than the more cyclical construction market. Furthermore, specialized services typically require specific skills and equipment and provide higher margins than general electrical installation and maintenance services.

     The Company believes that growth in the commercial, industrial, institutional and retail sectors of the electrical installation and services market will be driven by a number of factors, including (i) higher levels of capital investment in new facility installation and renovation of existing facilities; (ii) new codes for power and life safety; (iii) revised national energy standards that dictate the use of more energy efficient lighting fixtures and other equipment; (iv) new demands for backup power; (v) increased complexity of systems requiring specialized technical expertise; (vi) cost savings that can be derived from the central monitoring and control of integrated systems (e.g.,
                                                                          ----
fire protection, security systems, temperature control); (vii) networking of local area and wide area computer systems; and (viii) minimizing downtime through predictive and preventative maintenance. Competitive factors in the electrical installation and services industry include, among others, the availability of qualified and licensed electricians, safety record, geographic diversity, experience in specialized markets and financial resources.


RECENT ACQUISITIONS

     Since the Company's IPO in December 1997, the Company has acquired one company offering janitorial maintenance management services and eight companies offering electrical installation and maintenance services. A description of these acquisitions follows:

     Service Management USA ("Service Management"). On February 4, 1998, the Company completed the acquisition of Service Management. Service Management was founded in 1984 and has become a leading facilities management company specializing in providing janitorial maintenance management services to retail, industrial and commercial clients in 39 states. Service Management had revenues for the year ended December 31, 1997 of approximately $26.3 million. The consideration paid by the Company consisted of $9 million in cash and 142,857 shares of the Company's common stock (the "Common Stock"). In addition, there is the potential for the payment of up to an additional $13 million, consisting of 50% in cash and 50% in shares of Common Stock, based upon the performance of Service Management and the achievement of certain acquisition goals.

     Electrical Group. On March 11, 1998, the Company completed the simultaneous acquisition of a group of seven businesses offering electrical installation and maintenance services (the "Electrical Group"). The Electrical Group consists of the following businesses: Garfield Electric Company ("Garfield"), Indecon, Inc. ("Indecon"), Riviera Electric Construction Co. ("Riviera), SKC Electric, Inc. ("SKC"), Town & Country Electric, Inc. ("Town & Country"), Tri-City Electrical Contractors, Inc. ("Tri-City") and Wilson Electric Company, Inc. ("Wilson"). The Electrical Group specializes in providing electrical installation and maintenance services for commercial, institutional, industrial and retail customers in 36 states. Each company in the Electrical Group has been a member of a peer group that was formed in 1992 to bring together electrical companies that are leaders in their respective markets. This peer group shared detailed financial information, performance benchmarks, national customers and operational best practices.

     The combined 1997 revenues of the Electrical Group were approximately $284.2 million, of which approximately 71.6% was derived from electrical installation services and approximately 28.4% was derived from electrical maintenance and specialty services. The combined revenues of the Electrical Group, which have been in business for an average of 21 years, increased at a compound annual growth rate of approximately 22% from 1994 through 1997. The aggregate consideration (including certain fees) paid by the Company for the Electrical Group consisted of $71.8 million in cash and 3,423,453 shares of Common Stock. In addition, there is the potential for the payment of up to an additional $37.0 million in cash and shares of Common Stock based on the performance of the acquired businesses as a group.

     A description of each business acquired as part of the Electrical Group follows:

          Tri-City.   Tri-City was founded in 1958 and operates from its
          --------
          headquarters in Altamonte Springs (near Orlando) and from its offices in Tampa, Fort Myers and Pompano Beach, Florida. Tri-City had revenues of approximately $79.5 million for the year ended December 31, 1997, primarily from commercial, institutional, industrial and multi-family installation projects. Tri-City has approximately 1,000 employees. Heilmuth L. Eidell, Tri-City's founder and president, signed an employment agreement to continue to serve as president of Tri-City.

          Wilson.   Wilson was founded in 1988 and operates from its
          ------
          headquarters in Scottsdale and from its offices in Sierra Vista, Prescott, Tucson and Phoenix, Arizona. Wilson had revenues of approximately $71.0 million for the fiscal year ended December 31, 1997, consisting of 67% commercial, institutional and industrial installation and 33% electrical maintenance services. Wilson has approximately 700 employees. Stephen J. Gubin, Wilson's founder and president, signed an employment contract to continue to serve as Wilson's president.

          Town & Country.   Town & Country was founded in 1972 and operates from
          --------------
          its headquarters in Appleton, Wisconsin and from its offices in Madison, Sheboygan, Wauwatosa, Plover, Howard, Crivitz, Menasha and Baraboo. Town & Country had revenues of approximately $48.7 million for the year ended December 31, 1997, consisting of 56% commercial, institutional and industrial installation and 44% electrical maintenance services. Town & Country has approximately 600 employees. Roland G. Stephenson, Town & Country's founder and president, signed an employment contract to continue to serve as Town & Country's president.

          Riviera.   Riviera was founded in 1980 and operates from its
          -------
          headquarters in Englewood, Colorado and from its offices in Avon, Silverthorne and Colorado Springs, Colorado. Riviera had revenues of approximately $37.0 million for the year ended December 31, 1997, consisting of 86% commercial, institutional and industrial installation and approximately 14% electrical maintenance services. Riviera has approximately 325 employees. Donald G. White, Riviera's founder and president, signed an employment contract to continue to serve as Riviera's president.

          Garfield and Indecon.  Garfield and Indecon were founded in 1972 and
          --------------------
          1989, respectively, and operate under common management from their headquarters in Cincinnati and from an office in Dayton, Ohio. Garfield and Indecon had combined revenues of approximately $24.5 million for the year ended December 31, 1997, consisting of 63% commercial, institutional and industrial installation and approximately 37% electrical maintenance services. Garfield and Indecon have 215 employees on a combined basis. Garfield W. Hartman, Garfield's and Indecon's founder and Garfield's president, signed an employment contract to continue to serve as president of those companies.

          SKC.  SKC was founded in 1980 and operates from its headquarters in
          ---
          Lenexa, Kansas and from its offices in Colombia and Springfield, Missouri. SKC had revenues of approximately $23.5 million for the year ended December 31, 1997, consisting of approximately 80% commercial, institutional and industrial installation and approximately 20% electrical maintenance services. SKC has approximately 215 employees. William P. Love, Jr., SKC's founder and president, signed an employment contract to serve as the president of the Company's Electrical Contracting Services Division and Lawrence J. Malach signed an employment contract to serve as the president of SKC.

     Walker Engineering, Inc. ("Walker") On March 25, 1998, the Company completed the acquisition of Walker. Walker was founded in 1981 and specializes in providing electrical installation and maintenance services from its headquarters in Dallas and from its offices in Fort Worth and Austin. Walker had revenues of approximately $127.7 million for the year ended December 31, 1997, consisting of approximately 88% commercial, institutional and industrial installation and approximately 12% electrical maintenance services. Walker has approximately 1,100 employees. Charles Walker, Walker's founder and president, signed an employment contract to continue to serve as the president of Walker. The consideration paid by the Company for Walker (including certain fees) consisted of approximately $36 million in cash and 1,521,739 shares of Common Stock. In addition, there is the potential for the payment of up to an additional $30 million, consisting of 50% in cash and 50% in shares of Common Stock, based upon the performance of Walker.

PENDING ACQUISITION

     Crest International LLC ("Crest"). On March 9, 1998, the Company signed a letter of intent to acquire Crest. Crest was founded in 1995 and specializes in providing janitorial maintenance management services to retail, industrial and commercial clients from its headquarters in Green Bay and from its offices in Milwaukee, Appleton, Madison, Wausau, LaCrosse, Sheboygan and Marionette. Crest had revenues of approximately $11.9 million for the year ended December 31, 1997. Crest has approximately 960 employees. Thomas Tess, Crest's founder and president, will sign an employment contract to continue to serve as the president of Crest. The consideration to be paid by the Company for Crest consists of approximately $3.5 million in shares of Common Stock. The acquisition of Crest will be accounted for under the pooling-of-interests method.

     The Company is in discussions with additional acquisition candidates and enters into letters of intent or agreements in principle with respect to the acquisition of such businesses from time to time. No assurance can be given, however, that the Company will complete any additional acquisitions, including the Pending Acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Prospects-- Appropriate Acquisitions May Not Be Available and Full Investment of Net Proceeds May Be Delayed."

COMPETITION

     The facilities management industry is highly competitive. It is characterized by both large national and multi-national organizations providing a wide variety of facilities management services to their customers and numerous smaller companies providing fewer services in limited geographic areas. In addition, property management companies and REITs are beginning to offer facilities management services for the properties that they own or manage. Barriers to entry to the markets for certain facilities management services, such as janitorial maintenance management services, are low, and the Company expects to compete against numerous smaller service providers, many of which may have more experience in and knowledge of the local markets for such services. Such smaller service providers may also have lower overhead cost structures and may be able to provide their services at lower rates than the Company is able to charge. In these same markets, the Company also expects to face large competitors that offer multiple services and that are willing to accept lower profit margins in order to capture market share. In addition, in certain geographic regions, the Company may not be eligible to compete for certain contracts because its employees are not subject to collective bargaining arrangements. As a result of this competition, the Company may lose customers or have difficulty acquiring new customers. As a result of competitive pressures on the pricing of facilities management services, the Company's revenues or margins may decline.

     The Company also expects to face significant competition to acquire facilities management businesses from larger companies that currently pursue, or are expected to pursue, acquisitions as part of their growth strategies and as the industry undergoes continuing consolidation. Such competition could lead to higher prices being paid for acquired companies.


POTENTIAL ENVIRONMENTAL LIABILITY

     The nature of the facilities management industry necessarily involves the transport, storage, use and disposal of cleaning solvents, lubricants, chemicals, gasoline and other hazardous materials by employees to, on and around the customers' facilities or, in certain cases, facilities leased by the Company on behalf of its customers. Such activities are subject to stringent and changing federal, state and local regulation and present the potential for liability of the Company for the actions of its employees in handling such materials. In addition, the exposure of the Company's employees to these materials may give rise to claims by employees against the Company. As a result, there can be no assurance that compliance with governmental regulations or liability related to hazardous materials will not have a material adverse effect on the Company's financial condition or results of operations.


EMPLOYEES

     As of March 25, 1998, the Company had more than 4,000 full-time employees. In general, the Company considers its relations with its employees to be satisfactory.


ITEM 2.  PROPERTIES

     As of March 25, 1998, the Company operated 45 facilities in various states. Of these facilities 44 are leased and one is owned. The facilities are used for warehouse and office purposes, or a combination of these functions. At this time, the Company believes that its facilities are suitable for its purposes, having adequate productive capacity for the Company's present and anticipated needs.


ITEM 3.  LEGAL PROCEEDINGS

     As a result of the Recent Acquisitions, the Company is a party to litigation that arises from the normal course of the business of the acquired companies. Management believes that none of these actions will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's public stockholders for consideration during the quarter ended December 31, 1997.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Price Range of Common Stock. The Company's Common Stock, par value $0.001 per share, has traded on the Nasdaq National Market since November 26, 1997. On March 25, 1998, the last sale price of the common stock was $25.06 per share. The following table sets forth the range of high and low sale prices for the Common Stock, as reported on the Nasdaq National Market, for the fourth fiscal quarter of 1997 and through the latest practicable date in the first fiscal quarter of 1998.

                                                 HIGH    LOW
                                                ------  ------
FISCAL YEAR 1997
Fourth fiscal quarter.........................  $21.75  $20.25
FISCAL YEAR 1998
First fiscal quarter through March 25, 1998...  $25.38  $18.56

    (b) Approximate Number of Equity Security Holders. The number of record holders of the Company's Common Stock as of March 25, 1998 was 75. The Company believes that a substantially larger number of beneficial owners hold such shares of Common Stock in depository or nominee form.

    (c) Dividends. The Company does not anticipate paying any cash dividends on its shares of Common Stock in the foreseeable future because it intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. Further, in the event the Company obtains a credit facility to be used for future acquisitions or other capital requirements, it is likely that the terms of such credit facility will prohibit or limit the payment of dividends by the Company.

    (d) Recent Sales of Unregistered Securities and Uses of Proceeds from Registered Securities.

            (i) In February 1997, Jonathan J. Ledecky, the Company's Chairman and Chief Executive Officer, founded the Company's predecessor, Ledecky Brothers L.L.C. On September 10, 1997, Jonathan Ledecky exchanged his 100% interest in Ledecky Brothers L.L.C. for 4,411,765 shares of Common Stock (pre stock-split), or 100% of the outstanding shares. The issuances of securities by Ledecky Brothers L.L.C. and the Company to

          Jonathan Ledecky were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, in Section 4(2).

            (ii) Pursuant to Item 701(f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of the proceeds received by the Company in its IPO:

               (1) The Registration Statement for the IPO (File No. 333-36193)
                   was declared effective on November 25, 1997.

               (2) The offering commenced on November 25, 1997 and terminated when all of the shares were sold in December 1997.

               (3) The managing underwriter was Friedman, Billings, Ramsey &
                   Co., Inc.

               (4) In the IPO, the Company registered and sold an aggregate of
                   27,850,000 shares of Common Stock, par value $.001 per share, and 500,000 shares of Convertible Non-Voting Common Stock, par value $.001 per share, which is convertible into Common Stock.

               (5) The aggregate offering price of the shares sold was
                   $567,000,000.

               (6) The following expenses were incurred in connection with the
                   IPO:

                    Underwriting discounts and commissions    $38,640,000
                    Expenses paid to or for underwriters           60,000
                    Accountants' fees                             100,000
                    Legal fees                                    315,000
                    Printing expenses                             255,000
                    Miscellaneous filing fees and expenses        466,000
                                                              -----------
                                                              $39,836,000

                    Except as described under "Certain Relationships and Related Transactions," the payments referred to above were not made directly or indirectly to officers, directors, general partners of the issuer or their associates, or to any person owning 10% or more of any class of securities of the issuer, or to any officers of the issuer and were not direct or indirect payments to others.

               (7) The net offering proceeds were approximately $527 million.

               (8) From the effective date of the IPO registration statement to
                   December 31, 1997, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

                   Investments in investment grade securities
                   (earnings on such investments were used for
                   working capital purposes, including salaries
                   of executive officers)                         $526,855,000

                   Repayment of indebtedness owed to Jonathan
                   Ledecky                                        $    309,000
                                                                  ------------
                                                TOTAL             $527,164,000
                                                                  ============

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Selected Financial Data for the year ended December 31, 1997 have been derived from the Company's audited financial statements which are included elsewhere in this Annual Report.

                                                                          YEAR ENDED
                                                                       DECEMBER 31, 1997
                                                                       -----------------
Statement of Operations Data:
  Interest Income..................................................... $           2,056
  Selling, general and administrative expenses........................             1,985
                                                                       -----------------
  Income before taxes.................................................                71
  Provision for income taxes..........................................                64
                                                                       -----------------
  Net income.......................................................... $               7
                                                                       =================
  Net income per share--Basic......................................... $               -
                                                                       =================
  Net income per share--Diluted....................................... $               -
                                                                       =================
  Weighted average number of Common Shares outstanding................         4,911,401
                                                                       =================
  Weighted average number of Common and Potentially Dilutive Shares
    outstanding.......................................................         4,990,500
                                                                       =================
                                                                       DECEMBER 31, 1997
                                                                       -----------------
Balance Sheet Data:
  Working capital..................................................... $         527,277
  Total assets........................................................           529,065
  Long term debt, net of current maturities...........................                --
  Stockholders' equity................................................           527,297

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical balance sheet of the Company and related notes thereto appearing elsewhere in this Annual Report.

OVERVIEW AND RESULTS OF OPERATIONS

     Founded in February 1997, Consolidation Capital Corporation intends to consolidate the facilities management industry to become a national single-source provider of facilities management services. The Company has generated no revenues since inception other than investment earnings on the net proceeds of the IPO and the earnings of the Recent Acquisitions since their acquisitions in fiscal 1998. As of December 31, 1997, the Company had incurred expenses of $2.0 million in connection with the analysis of industry consolidations and acquisition opportunities, efforts to refine the Company's strategy and meetings and negotiations with potential acquisition candidates. The net proceeds from the IPO were approximately $527 million. The proceeds are being used by the Company primarily in its acquisition program although some are being used to fund operations of the Company. While the Company has embarked on an active acquisition program, until such time as additional acquisitions are consummated, the Company's income will consist solely of interest on the investment of the net proceeds of the IPO and the earnings of the Recent Acquisitions offset by salaries and other operating costs of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 25, 1998, the Company had cash and cash equivalents of approximately $417 million. In addition, BT Alex. Brown Incorporated has provided the Company with a letter, dated October 29, 1997, in which BT confirms that, upon the Company's request, BT commits to use its best efforts to arrange and syndicate a $100 million senior secured revolving bank credit facility to be used by the Company for future acquisitions or other capital requirements. This bank credit facility may, under certain conditions to be mutually agreed upon, be increased up to a $500 million facility. The terms and conditions of any BT debt facility, including the fee arrangements, are subject to mutual agreement. Use of any such facility would likely be subject to conditions customary to facilities of this type, including restrictions on other indebtedness, mergers, acquisitions, dispositions and similar transactions. The Company may not succeed in obtaining a facility of any size or in negotiating terms satisfactory to the Company. Except for this proposed bank credit facility, the Company currently has no plan or intention to obtain additional capital through debt or equity financing in the next 12 months. If and when the Company requires additional financing for its acquisition program or for other capital requirements, the Company may be unable to obtain any such financing on terms that the Company deems acceptable. The Company also expects to utilize its Common Stock as a source of capital to provide a portion of the consideration paid to acquire certain companies. The Company believes that the net proceeds from the IPO, combined with the available authorized but unissued and unreserved shares of Common Stock that may be issued in acquisitions, will be sufficient to fund its operations and acquisition program through the end of 1998.

INFLATION

     The Company does not believe that inflation has had a material impact on its results of operations during fiscal 1997.

NEW ACCOUNTING PRONOUNCEMENTS

     Reporting Comprehensive Income. In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company intends to adopt SFAS No. 130 in the fiscal year ending December 31, 1998.


FACTORS AFFECTING THE COMPANY'S PROSPECTS

     A number of factors, including those discussed below, may affect the Company's future operating results.

Limited Operating History. The Company was founded in February 1997 and completed its IPO in December 1997. To date, its activities have consisted of organizational activities, research and analysis with respect to acquisition and consolidation opportunities, efforts to refine the Company's business strategy, negotiations with potential acquisition candidates and completing nine acquisitions. The Company intends to consolidate the facilities management industry to become a single-source provider of facilities management services. Until the Recent Acquisitions, the Company had not generated any revenues other than interest income on the proceeds from the IPO. The Company's ability to generate revenues and earnings (if any) will be directly dependent upon the operating results of the acquired business and any additional acquisitions and the successful integration and consolidation of those businesses.

Conflicts of Interest. The Company may be adversely affected by various other activities of its Chairman and Chief Executive Officer, Jonathan Ledecky. Jonathan Ledecky also serves as the Chairman and an executive officer of USOP and the Non-Executive Chairman of both U.S.A. Floral Products, Inc. ("USA Floral") and UniCapital Corporation ("UniCapital"). In addition, Jonathan Ledecky is a prospective investor in Unison Partners, Inc. ("Unison Partners") and is expected to serve as a director of each of the four companies that USOP is spinning off in connection with its restructuring, although he will not serve as a director or executive officer of USOP if the restructuring is completed. Each of USA Floral, UniCapital and Unison Partners is, or is seeking to become, a consolidator of businesses in one or more industries.

     For so long as Jonathan Ledecky serves as a director of any of the companies mentioned above, he will owe a duty of loyalty and a duty of care under Delaware law to each of such companies. These duties obligate him to present certain business opportunities to the company to which he owes the duties before pursuing such opportunities himself. In addition, he may owe similar duties as a minority investor in a company. There is no agreement among Jonathan Ledecky, the Company, USOP, USA Floral, UniCapital, Unison Partners or the companies being spun off from USOP delineating Jonathan Ledecky's duties to each company or resolving potential conflicts between his conflicting duties and obligations, although USOP has approved the Company's entry into the facilities management industry.

     While Jonathan Ledecky is an executive officer of USOP, he has obligations to USOP under his amended and restated employment agreement with USOP ("USOP Employment Agreement"). While Jonathan Ledecky is not responsible for the day-to-day oversight of USOP, his positions as an executive officer and Chairman of the Board of USOP may nonetheless result in competition between USOP matters and Company matters for his time and professional attention, and may result in or exacerbate conflicts as to his obligations to present business opportunities to one company or another, or to pursue such opportunities for one company or another. For as long as the USOP Employment Agreement is in effect, Jonathan Ledecky owes duties of loyalty and care and has contractual obligations to both the Company and USOP simultaneously.

     After completion of the restructuring of USOP, Jonathan Ledecky's continuing role with USOP will be pursuant to a Services Agreement between USOP and Jonathan Ledecky (the "Services Agreement"). Pursuant to the Services Agreement, Jonathan Ledecky will provide mutually agreed advisory services to USOP and the companies that are being spun off from USOP. (If USOP's announced restructuring is not completed, the USOP Employment Agreement will remain in effect.) USOP has announced that the proposed restructuring is not expected to be completed until the second calendar quarter of 1998. Under the Services Agreement, Jonathan Ledecky will have contractual obligations and duties of loyalty and care to USOP and the companies that are being spun off from USOP, and he may be unable in certain circumstances to fulfill his duties or contractual obligations to one company without allegedly breaching them to the others. Any alleged breach of such duties of loyalty and care or contractual restrictions could result in litigation by or on behalf of the offended company under any of a number of possible legal theories, including seeking damages from Jonathan Ledecky for the purported breach or from the other such company for tortiously interfering with the offended company's contractual relationship with Jonathan Ledecky or for inducing him to breach his duties to the offended company. The conduct or response to any such litigation could consume significant management attention and resources, and the defense, settlement or final adjudication of any such litigation could have a material adverse effect on the Company's business, financial condition and/or results of operations.

     The USOP Employment Agreement and the Services Agreement also contain covenants not to compete with USOP (which USOP waived in part to permit one of the Recent Acquisitions) and restrictions on Jonathan Ledecky's ability to recruit or employ current and certain former employees of USOP. These restrictions could present a possible conflict between Jonathan Ledecky's actions and recommendations regarding the business of the Company and to retain employees and his efforts to employ suitable individuals with the Company. In addition, the USOP Employment Agreement and the Services Agreement recite that in the course of Jonathan Ledecky's employment with USOP he has become familiar with and aware of certain information regarding USOP's operations that the agreements describe as a trade secret of USOP. Were Jonathan Ledecky to be held wrongfully to have disclosed any trade secret information to the Company or others in violation of his obligations to USOP, he could face liability for such disclosure, and the Company could face liability for inducing or aiding in any such alleged violation. Finally, under the USOP Employment Agreement and the Services Agreement, Jonathan Ledecky is not prohibited from serving as an officer, director or employee of or consultant to the Company, provided that such actions do not otherwise breach his obligations under the USOP Employment Agreement or the Services Agreement, as applicable.

     Dependence on Key Personnel. The Company believes that its success will depend principally upon the experience of Jonathan J. Ledecky, its founder, Chairman and Chief Executive Officer. In addition, the Company believes that its success will depend to a significant extent upon Timothy Clayton, the Company's Executive Vice President, Chief Financial Officer and Treasurer; F. Traynor Beck, the Company's Executive Vice President, General Counsel and Secretary; and David Ledecky, the Company's Executive Vice President and Chief Administrative Officer.

     Although Jonathan Ledecky has substantial experience in acquiring and consolidating businesses and Messrs. Clayton and Beck have substantial experience with such transactions on behalf of their prior clients, none of them has any experience in managing companies formed for the specific purpose of consolidating one or more industries (other than Jonathan Ledecky's experience in managing USOP) or in managing businesses in the facilities management industry. As a result, the Company likely will depend on the senior management of any significant businesses it acquires in the future. Such acquired senior management may not be suitable to the Company's business model or combined operations.

     If the Company loses the services of one or more of its current executives, the Company's business could be adversely affected. The Company may not successfully recruit additional personnel and any additional personnel that are recruited may not have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. See "Directors and Executive Officers of the Registrant."

Allocation of Management Time. The competing claims upon Jonathan Ledecky's time and energies could divert his attention from the affairs of the Company, placing additional demands on the Company's other management resources.
Pursuant to the CCC Employment Agreement, Jonathan Ledecky is required to devote the substantial majority of his business time, attention and efforts to the business of the Company. Pursuant to the USOP Employment Agreement, Jonathan Ledecky is required to devote a portion of his business time, attention and efforts to promote and further the business of USOP. Upon the effectiveness of the Services Agreement, Jonathan Ledecky will be required to provide mutually agreed advisory services to USOP and the companies that are being spun off from USOP. In addition, Jonathan Ledecky anticipates devoting time to his other directorships and professional pursuits. Although each of the other executive officers of the Company is required by his employment agreement with the Company to devote his full business time, attention and efforts to the business of the Company, the efforts of these individuals and the efforts of Jonathan Ledecky may not be sufficient to meet the Company's management needs.

Appropriate Acquisitions May Not Be Available and Full Investment of Net Proceeds May Be Delayed. The results of the Company's planned operations are dependent upon the Company's ability to identify, attract and acquire additional desirable acquisition candidates, which may take considerable time. The Company may not be successful in identifying, attracting or acquiring additional acquisition candidates, in integrating such candidates into the Company or in realizing profits from any acquisition candidates, if acquired. The failure to complete additional acquisitions or to operate the acquired companies profitably would have a material adverse effect on the Company's business, financial condition and/or results of operations.

     The Company has only recently begun its acquisition program. To date, the Company has paid approximately $115.8 million in cash (excluding earn out amounts) in connection with the Recent Acquisitions. The Company used a portion of the proceeds of the IPO to pay the cash consideration for these acquisitions. Pending their application in the acquisition of additional businesses, the remaining net proceeds of the IPO have been invested in readily marketable, interest-bearing, investment grade securities. Consequently, until such time as the Company uses such proceeds to acquire acquisition candidates, the remaining net proceeds of the IPO will yield only that rate of return earned by such interest-bearing securities. In addition, a portion of the net proceeds of the IPO are being used to pay corporate overhead and administrative costs, which the Company estimates will initially be approximately $5.0 million on an annualized basis, representing the costs of rent, salaries and employee benefits, insurance, and other miscellaneous expenses.

Risks Associated with Consolidation Strategy. One of the Company's strategies is to increase its revenues, the range of products and services that it offers and the markets that it serves through the acquisition of additional facilities management businesses. To date, the Company has completed nine acquisitions. Investors have no basis on which to evaluate the possible merits or risks of any future acquisition candidates' operations and prospects. Although management of the Company will endeavor to evaluate the risks inherent in any particular acquisition candidate, the Company may not properly ascertain all of such risks. See "Business -- Strategy."

     Management of the Company has virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates and broad discretion with respect to the specific application of the remaining net proceeds of the IPO. Management may not succeed in selecting acquisition candidates that will be profitable or that can be integrated successfully. Although the Company intends to scrutinize closely the management of a prospective acquisition candidate in connection with evaluating the desirability of effecting a business combination, the Company's assessment of management may not prove to be correct.

     One of the key elements of the Company's internal growth strategy is to improve the profitability and increase the revenues of acquired businesses. The Company will seek to achieve these objectives by various means, including combining administrative functions, eliminating redundant facilities, implementing system and technology improvements, purchasing products and services in large quantities, developing national accounts and cross-selling products and services. There can be no assurance that the Company's internal growth strategies will be successful. See "Business--Strategy."

Integration of Acquisitions. The Company's business model is based upon an aggressive and rapid acquisition program. No assurance can be given that the Company will be able to successfully integrate its future acquisitions without substantial costs, delays or other problems. The costs of such acquisitions and their integration could have an adverse effect on short-term operating results. Such costs could include severance payments to employees of such acquired companies, restructuring charges associated with the acquisitions and other expenses associated with a change of control, as well as non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs. Any failure by the Company to make acquisitions would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company may be unable to replicate the success in consolidating various industries that other consolidators, including USOP, have achieved.

     The Company may not be able to execute successfully its consolidation strategy or anticipate all of the changing demands that consolidation transactions will impose on its management personnel, operational and management information systems and financial systems. The integration of newly acquired companies may also lead to diversion of management attention from other ongoing business concerns. In addition, the rapid pace of acquisitions may adversely affect the Company's efforts to integrate acquisitions and manage those acquisitions profitably. Moreover, it is possible that neither management of the Company nor management of any of the acquired companies will have the necessary skills to manage a company implementing an aggressive acquisition program. The Company may seek to recruit additional managers to supplement the incumbent management of the acquired companies but the Company may not have the ability to recruit additional managers with the skills necessary to enhance the management of the acquired companies. Any or all of these factors could have a material adverse effect on the Company's business, financial condition and/or results of operations.

Risks Related to Acquisition Financing; Additional Dilution; Leverage. The Company initially intends to use substantially all of its resources for acquisitions and, to a much lesser extent, for general corporate expenses. The timing, size and success of the Company's acquisition efforts and any associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its Common Stock, cash, borrowed funds or a combination thereof. If the Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources or more borrowed funds, in each case if available, in order to maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings.

     As of March 25, 1998, the Company had cash and cash equivalents of approximately $417 million. In addition, BT Alex. Brown Incorporated ("BT") has provided the Company with a letter, dated October 29, 1997, in which BT confirms that, upon the Company's request, BT commits to use its best efforts to arrange and syndicate a $100 million senior secured revolving bank credit facility to be used by the Company for future acquisitions or other capital requirements. This bank credit facility may, under certain conditions to be mutually agreed upon, be increased up to a $500 million facility. The terms and conditions of any BT debt facility, including the fee arrangements, are subject to mutual agreement. Use of any such facility would likely be subject to conditions customary to facilities of this type, including restrictions on other indebtedness, mergers, acquisitions, dispositions and similar transactions. The Company may not succeed in obtaining a facility of any size or in negotiating terms satisfactory to the Company. Except for this proposed bank credit facility, the Company currently has no plan or intention to obtain additional capital through debt or equity financing during the next 12 months. If and when the Company requires additional financing for its acquisition program or for other capital requirements, the Company may be unable to obtain any such financing on terms that the Company deems acceptable.

     The Company currently has 250,000,000 authorized shares of Common Stock. As of March 25, 1998, the Company had 35,238,049 shares of Common Stock outstanding and less than 10,000,000 shares reserved for issuance pursuant to the terms of warrants, convertible securities, options, other employee benefit plans and acquisition agreements providing for the payment of contingent consideration. Accordingly, as of March 25, 1998, the Company had approximately 204,761,951 authorized but unissued and unreserved shares of Common Stock. Consequently, subject to the rules and regulations of The Nasdaq National Market, the Company will be able to finance acquisitions by issuing significant amounts of additional shares of Common Stock without obtaining stockholder approval of such issuances. To the extent the Company uses Common Stock for all or a portion of the consideration to be paid for future acquisitions, dilution may be experienced by existing stockholders. Moreover, the issuance of additional shares of Common Stock may have a negative impact on earnings per share and may negatively impact the market price of the Common Stock.

Competition and Industry Consolidation. The facilities management industry is highly competitive. It is characterized by both large national and multi-national organizations providing a wide variety of facilities management services to their customers and numerous smaller companies providing fewer services in limited geographic areas. In addition, property management companies and REITs are beginning to offer facilities management services for the properties that they own or manage. Barriers to entry to the markets for certain facilities management services, such as janitorial and custodial services, are low, and the Company expects to compete against numerous smaller service providers, many of which may have more experience in and knowledge of the local market for such services. Such smaller service providers may also have lower overhead cost structures and may be able to provide their services at lower rates than the Company. In these same markets, the Company also expects to face large competitors that offer multiple services and that are willing to accept lower profit margins in order to capture market share. In addition, in certain geographic regions, the Company may not be eligible to compete for certain contracts because its employees are not subject to collective bargaining arrangements. As a result of this competition, the Company may lose customers or have difficulty acquiring new customers. As a result of competitive pressures on the pricing of facilities management services, the Company's revenues or margins may decline.

     The Company also expects to face significant competition to acquire facilities management businesses from larger companies that currently pursue, or are expected to pursue, acquisitions as part of their growth strategies and as the industry undergoes continuing consolidation. Such competition could lead to higher prices being paid for acquired companies.

     The Company believes that the facilities management industry will undergo considerable consolidation during the next several years. The Company expects that, in response to such consolidation and in light of the Company's significant financial resources, it will consider from time to time additional strategies to enhance stockholder value. These include, among others, strategic alliances and joint ventures; purchase, sale and merger transactions with other large companies; and other similar transactions. In considering any of these strategies, the Company will evaluate the consequences of such strategies, including, among other things, the potential for leverage that would result from such a transaction, the tax effects of the transaction, and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in management, control or operational or acquisition strategies of the Company. There can be no assurance that any one of these strategies will be undertaken, or that, if undertaken, any such strategy will be completed successfully.

Dependence on Hourly Wage, Technical and Union Employees. The Company's ability to increase productivity and profitability will depend upon its ability to recruit, train and retain large numbers of both hourly wage and skilled employees necessary to meet the Company's service requirements. Competition for such employees has led to increased wage levels and employee turnover.
Inability to recruit, train and retain such employees at competitive wage rates could increase the Company's operating costs. In addition, many companies that require skilled employees, such as electrical installation and maintenance and heating, ventilation and air conditioning companies, are currently experiencing shortages of qualified employees. There can be no assurance that the Company will be able to maintain an adequate labor force necessary to efficiently operate its business, that the Company's labor expenses will not increase as a result of a shortage in the supply of hourly wage or skilled employees or that the Company will not have to curtail its planned internal growth as a result of labor shortages. In addition, many sectors of the facilities management industry involve unionized employees. As these union contracts expire, the Company may be required to renegotiate them in an environment of increasing wage rates. There can be no assurance that the Company will be able to renegotiate union contracts on terms favorable to the Company or without experiencing a work stoppage.

Exposure to Downturns in Commercial and Industrial Construction. Approximately 71.6% of the Electrical Contracting Services Division's 1997 aggregate revenues involved the installation of electrical systems in newly constructed commercial, institutional, industrial and retail buildings and plants. The extent to which this Division is able to maintain or increase revenues from new installation services will depend on the levels of new construction starts from time to time in the geographic markets in which the Company operates and likely will reflect the cyclical nature of the construction industry. The level of new commercial installation services is affected by fluctuations in the level of new construction of commercial, institutional, industrial and retail buildings and plants in the markets in which the Company operates, which fluctuations can be due to local economic conditions, changes in interest rates and other related factors. Downturns in levels of commercial, institutional, industrial or retail buildings and plants construction would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks of Fixed Price Contracts; Bid and Performance Bonds. A substantial portion of the Company's electrical installation contracts are fixed price contracts. The terms of these contracts require the Company to guarantee the price of its services and assume the risk that the costs associated with its performance will be greater than anticipated. The Company's profitability in this market is therefore dependent on its ability to predict accurately the costs associated with its services. These costs may be affected by a variety of factors, some of which may be beyond the Company's control. If the Company is unable to accurately predict the costs of fixed price contracts, certain projects could have lower margins than anticipated, which could have a material adverse effect on the Company's combined results of operations or financial condition.

     Institutional and public works projects are frequently long-term, complex projects requiring significant technical and management skills and financial strength to, among other things, obtain bid and performance bonds, which are often a condition to bidding for, and the awarding of, contracts for such projects. There can be no assurance that the Company will be able to obtain bid and performance bonds in the future and the inability to procure such bonds could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Subcontractors. Many businesses in the facilities management industry are largely dependent on subcontractors to provide optimum service to their customers. Such reliance reduces the ability of a facilities management business to directly control both its workforce and the quality of services provided. There can be no assurance that the Company, to the extent that the facilities management businesses it acquires are heavily dependent on subcontractors, will be able to control its workforce and the quality of services provided in a satisfactory manner.

Length of Contracts. Many businesses in the facilities management industry perform the majority of their work for customers under contracts with termination clauses permitting the customer to cancel the contract on 30 to 90 days' notice. While many businesses in the facilities management industry maintain long-standing relationships with many of their customers and experience a low customer turnover rate, there can be no assurance that the Company will retain customers, that customers of acquired companies will not exercise their rights to terminate their contracts prior to expiration or that the Company will be successful in negotiating new contracts with customers as such contracts expire.

Potential Environmental Liability; Government Regulation. The nature of the facilities management industry often involves the transport, storage, use and disposal of cleaning solvents, lubricants, chemicals, gasoline and other hazardous materials by employees to, on and around the facilities of the facilities management company and its customers. Such activities are subject to stringent and changing federal, state and local regulation and present the potential for liability of the Company for the actions of its employees in handling such materials. In addition, the exposure of any employees to these materials may give rise to claims by employees against the Company. There can be no assurance that compliance with governmental regulations or liability related to hazardous materials will not have a material adverse effect on the Company's financial condition or results of operations.

     Due to the nature of the facilities management industry, the Company's operations will be subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements, including labor, employment, immigration, health and safety, consumer protection and environmental regulations. The failure of the Company to comply with applicable regulations could result in substantial fines or revocation of the Company's licenses. Changes in such laws, regulations and licensing requirements may constrain the Company's ability to provide services to customers or increase the costs of such services. In addition, competitive pricing conditions in the industry may constrain the Company's ability to adjust its billing rates to reflect any such increased costs.

Liability Claims and Insurance Coverage. The nature of the facilities management industry may expose the Company to liability for employee negligence and harassment, injuries, including workers' compensation claims, and omissions. Facilities management companies generally carry insurance of various types, including workers' compensation, employment practices, vehicle and general liability coverage. While the Company will seek to maintain appropriate levels of insurance, there can be no assurance that the Company will avoid material claims or adverse publicity related thereto. There can also be no assurance that the Company's insurance will be adequate to cover the Company's liabilities or that such insurance coverage will remain available at acceptable costs. A successful claim brought against the Company for which coverage is denied or which is in excess of its insurance coverage could have a material adverse effect on the Company's financial condition or results of operations.

Consideration for Operating Companies May Exceed Asset Value; Amortization Charges. The purchase prices of the Company's acquisitions will not be established by independent appraisals, but generally will be established through arms'-length negotiations between the Company's management and representatives of such companies. The consideration paid for each such company will be based primarily on the value of such company as a going concern and not on the value of the acquired assets. Valuations of these companies determined solely by appraisals of the acquired assets are likely to be less than the consideration that is paid for the companies. The future performance of such companies may not be commensurate with the consideration paid.

     The Company expects to incur significant amortization charges resulting from consideration paid in excess of the fair value of the net assets of the companies acquired in business combinations accounted for under the purchase method of accounting ("goodwill"). The Company will be required to amortize the goodwill from acquisitions accounted for under the purchase method over a period of time, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. The amount amortized, however, will not give rise to a deduction for tax purposes. A reduction in net income resulting from amortization charges may have a material and adverse impact upon the market price of the Company's Common Stock.

Investment Company Act Considerations. The regulatory scope of the Investment Company Act of 1940 ("Investment Company Act") extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act also may apply to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities that bring it within the Investment Company Act's definition of an investment company. The Company believes that its principal activities, which involves acquiring control of operating companies, do not subject the Company to registration and regulation under the Investment Company Act. Nonetheless, since the Company currently falls within the Investment Company Act's definition of an investment company, it will rely on a safe harbor rule that exempts the Company from the Investment Company Act for a period of one year from the date of the IPO, provided certain conditions are met. Thereafter, the Company intends to remain exempt from investment company regulation either by not engaging in investment company activities or by qualifying for the exemption from investment company regulation available to any company that has no more than 45% of its total assets invested in, and no more than 45% of its income derived from, investment securities, as defined in the Investment Company Act.

     There can be no assurance that the Company will be able to avoid registration and regulation as an investment company. In the event the Company is unable to avail itself of an exemption or safe harbor from the Investment Company Act, the Company may become subject to certain restrictions relating to the Company's activities, as noted below, and contracts entered into by the Company at such time that it was an unregistered investment company may be unenforceable. The Investment Company Act imposes substantive requirements on registered investment companies including limitations on capital structure, restrictions on certain investments, prohibitions on transactions with affiliates and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company could have a material adverse effect on the Company.

Adverse Changes in General Economic Conditions Can Adversely Affect Company's Business; Seasonality. The Company's success will be dependent upon the general economic conditions in the geographic areas in which a substantial number of its operating businesses are located. Adverse changes in national economic conditions or in regional economic conditions in which the Company conducts substantial business likely would have an adverse effect on the operating results of one or more of the acquired companies and, accordingly, on the Company's business, financial condition and/or results of operations. To the extent the Company targets owners of office buildings as potential clients, the Company's success will be dependent upon occupancy levels at such buildings. Lower occupancy rates could have a material adverse affect on, among other sectors of the facilities management industry, janitorial maintenance management services and parking facility management services. In addition, the electrical installation and service sector of the facilities management industry can be subject to seasonal variations in operations and demand that affect the construction business. Specifically, the demand for construction services is lower during the winter months as a result of inclement weather conditions. Accordingly, the Company's revenues and operating results may be lower in the first and second quarters. See also, "--Exposure to Downturns in Commercial and Industrial Construction."

Potential Regulatory Requirements. Many of the Company's acquisitions will be subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), which could adversely affect the pace of the Company's acquisitions in an industry or its ability to consolidate an industry to the extent the Company believes appropriate, depending upon the industry being consolidated. Among the requirements that may be imposed in order to obtain approval of an acquisition under the HSR Act may be a requirement that the Company divest a portion of its then-existing operations or those of the acquisition candidate, which may render a given acquisition disadvantageous. In addition, acquisitions of businesses in regulated industries would subject the Company to regulatory requirements which could limit the Company's flexibility in growing and operating its businesses.

Tax Considerations. As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure the business combination so as to achieve the most favorable tax treatment to the Company, the acquisition candidate and their respective stockholders. Nonetheless, the Internal Revenue Service (the "IRS") or appropriate state tax authorities may not ultimately agree with the Company's tax treatment of a consummated business combination. To the extent that the IRS or state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to the Company, the acquisition candidate and/or their respective stockholders.

Potential Influence of Existing Stockholders. As of March 25, 1998, executive officers and directors of the Company owned beneficially approximately
14.1% of the outstanding shares of Common Stock. In addition, many of the officers of the Company's subsidiaries received shares of Common Stock in connection with the sale of their businesses to the Company. The Company's officers and directors, if acting together, may be able to significantly influence the election of directors and matters requiring the approval of the stockholders of the Company. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

Potential Effect of Shares Eligible for Future Sale on the Price of Common Stock. As of March 25, 1998, the Company had 35,238,049 shares of Common Stock outstanding. Of the shares of Common Stock sold in the IPO, 27,600,000 shares are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except that any shares purchased by an "affiliate" of the Company, as that term is defined in Rule 144 ("Rule 144") promulgated under the Securities Act, may generally be sold only in compliance with Rule 144, as described below. Of the remaining 7,638,049 outstanding shares of Common Stock, 2,550,000 shares are owned by Jonathan Ledecky. Of such 2,550,000 shares, 250,000 shares may not be transferred until May 26, 1998 and 2,300,000 shares may not be transferred until November 26, 1998. Any sales of shares owned by Jonathan Ledecky will also be subject to compliance with Rule 144.

     Further, as of March 25, 1998, 1,950,000 shares were reserved for issuance upon the exercise of a warrant issued to Jonathan Ledecky in connection with the IPO (the "Ledecky Warrant") at an exercise price equal to $20.00 per share, 2,315,000 shares of Common Stock were reserved for issuance upon the exercise of outstanding stock options, and an aggregate of 2,096,424 shares were reserved for issuance pursuant to the Consolidation Capital Corporation 1997 Long-Term Incentive Plan (the "Incentive Plan"), the Consolidation Capital Corporation 1997 Non-Employee Directors' Plan (the "Directors' Plan") and the Consolidation Capital Corporation 1997 Employee Stock

Purchase Plan (the "Purchase Plan"). Because the number of shares reserved for issuance upon the exercise of awards made or to be made under the Incentive Plan is 9% of the aggregate number of shares of Common Stock outstanding from time to time, future issuances of Common Stock, whether in acquisitions or otherwise, will result in an increase in the number of awards available to be made. The Company has filed a registration statement on Form S-8 with respect to the shares of Common Stock issuable upon exercise of options. In addition, the Company has registered 24,000,000 shares of Common Stock for issuance in acquisitions, of which 5,088,049 shares have been issued in connection with the Recent Acquisitions. The Company has agreed that, at Jonathan Ledecky's request, it will file a registration statement under the Securities Act for an offering of the shares underlying the Ledecky Warrant during a ten-year period beginning on November 25, 1998, the first anniversary of the effective date of the registration statement (the "Effective Date") filed with the Commission in connection with the IPO. In addition, the Company has agreed to give Jonathan Ledecky the right to request that the Company include the shares underlying his warrant on a registration statement filed by the Company during a twelve-year period beginning on the Effective Date.

     Finally, 1,130,000 shares of Common Stock are reserved for issuance upon exercise of the warrants issued to Friedman, Billings, Ramsey & Co., Inc. (the "Representative") in connection with the IPO (which will have the right, beginning one year after the Effective Date, to require the Company to register such shares for sale under the Securities Act) and 500,000 shares were reserved for issuance upon the conversion of shares of Convertible Non-Voting Common Stock (which shares will be eligible for resale beginning on November 25, 1998, the first anniversary of the Effective Date). Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the Common Stock and impair the Company's ability to raise additional capital through the sale of equity securities. Each of the Company and its executive officers and directors as of the Effective Date has generally agreed not to offer, pledge, sell, contract to sell, or otherwise transfer or dispose of, directly or indirectly, any shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock during the period ending 180 days after the Effective Date without the prior written consent of the Representative.

     The Company has an aggressive acquisition program under which it issues shares of Common Stock. As of March 25, 1998, approximately 5,050,000 of the 35,238,049 shares outstanding were issued in connection with acquisitions and were subject to contractual restrictions on the transfer thereof. The contractual restrictions expire at various times, generally up to two years from the date of issuance of the shares. Shares issued in acquisitions accounted for under the pooling-of-interests method of accounting cannot be issued subject to contractual restrictions on transfer. Under the pooling-of-interests method of accounting, the affiliates of acquired companies, which are expected to be in many, if not most, cases all of the stockholders of the companies acquired by the Company, must be free to sell or otherwise transfer shares of Common Stock received in the acquisition, subject to their compliance with the federal securities laws, as soon as the Company releases results of operations that reflect the combined post-acquisition operations of the Company and the acquired company for a minimum of 30 days. If a significant number of shares of Common Stock are issued in acquisitions that are completed in close proximity to each other, such shares will become freely tradeable at the same time. If a large number of shares are sold in the market by stockholders as soon as their shares become freely transferable, the price of shares of Common Stock could be adversely affected.

No Prior Market for the Common Stock; Possible Volatility of Stock Price. Prior to the IPO, there was no public market for the Company's Common Stock. An active public market for the Common Stock may not develop or be sustained. The trading price of the Common Stock could be subject to significant fluctuations in response to activities of the Company's competitors, variations in quarterly operating results, changes in estimates by securities analysts or the failure of the Company or its competitor to meet such estimates, announcements by the Company or its competitors and other events or factors. The market price of the Company's Common Stock could also be adversely affected by confusion or uncertainty as to the pace of the Company's consolidation activities, the ability of the Company to integrate effectively different sectors of the facilities management industry and the difficulty for securities analysts and investors to analyze the Company's financial and operational performance when it operates in more than one sector of the facilities management industry. Moreover, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of publicly traded companies. These broad fluctuations could adversely affect the market price of the Common Stock and the ability of the Company to raise equity in the public markets.

No Dividends. The Company has not paid any dividends on its Common Stock to date. The payment of any dividends will be within the discretion of the Company's Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Dilution to New Investors. If the Company issues additional shares of Common Stock in the future, including shares which may be issued pursuant to earn-out arrangements, option grants, the Ledecky Warrant, the Representative's warrants and future acquisitions, purchasers of Common Stock may experience dilution in the net tangible book value per share of the Common Stock. Since the holders of Common Stock do not have any preemptive right to purchase shares of Common Stock issued by the Company in the future, their voting power will be diluted by future issuances of shares of Common Stock by the Company.

Certain Anti-takeover Provisions. The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an "interested stockholder," unless the business combination is approved in a prescribed manner.

Year 2000 Issue. The Company has begun to assess whether its business systems and products could be affected by the Year 2000 issue. The Year 2000 issue refers to a number of date-related problems that may affect software applications, including codes imbedded in chips and other hardware devices. These problems include software programs that identify a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than the year "2000."

The Company plans to complete the assessment of the impact of the year 2000, formalize its plan to resolve the issues and begin to implement the plan by December 1998. At this time, the Company cannot assess the extent to which it will be dependent upon third parties to identify or address such issues and does not have an estimate of the cost of compliance. Any failure by the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operations. Any failure of the Company's business systems or products to perform could result in claims against the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----

Report of Independent Accountants..........................................  33

Balance Sheet as of December 31, 1997......................................  34

Statement of Income for a period from inception
(February 27, 1997) to December 31, 1997...................................  35

Statement of Stockholders' Equity for a period from
inception (February 27, 1997) to December 31, 1997.........................  36

Statement of Cash Flows for a period from
inception (February 27, 1997) to December 31, 1997.........................  37

Notes to Financial Statements..............................................  38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Consolidation Capital Corporation


     In our opinion, the accompanying balance sheet and the related statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Consolidation Capital Corporation at December 31, 1997, and the results of its operations and its cash flows for the period from inception (February 27, 1997) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Minneapolis, Minnesota
February 27, 1998

CONSOLIDATION CAPITAL CORPORATION

BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                          DECEMBER 31, 1997
                                                                                          -----------------
                                    ASSETS
------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents...............................................................         $528,392
  Prepaid expenses........................................................................              434
  Deferred tax asset......................................................................              219
                                                                                                   --------
     Total current assets.................................................................          529,045
Property and equipment, net...............................................................               20
                                                                                                   --------
     Total assets.........................................................................         $529,065
                                                                                                   ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................         $    156
  Income taxes payable....................................................................              283
  Accrued compensation....................................................................            1,042
  Accrued professional fees...............................................................              194
  Other...................................................................................               93
                                                                                                   --------
     Total current liabilities............................................................            1,768
                                                                                                   --------
Stockholders' equity:
  Common Stock, $.001 par, 250,000,000 shares authorized, 30,150,000 shares issued and
    outstanding...........................................................................               30
  Convertible Non-Voting Common Stock, $.001 par, 500,000 shares authorized, issued
    and outstanding.......................................................................                1
  Additional paid-in capital..............................................................          527,259
  Retained earnings.......................................................................                7
                                                                                                   --------
     Total stockholders' equity...........................................................          527,297
                                                                                                   --------
     Total liabilities and stockholders' equity...........................................         $529,065
                                                                                                   ========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION CAPITAL CORPORATION
STATEMENT OF INCOME
FOR A PERIOD FROM INCEPTION (FEBRUARY 27, 1997) TO DECEMBER 31, 1997 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest income....................................................  $    2,056
Selling, general, and administrative expenses......................       1,985
                                                                     ----------

Income before taxes................................................          71
Provision for income taxes.........................................          64
                                                                     ----------

Net income.........................................................  $        7
                                                                     ==========

Net income per Common Share--Basic.................................  $       --
                                                                     ==========

Net income per Common Share--Assuming dilution.....................  $       --
                                                                     ==========

Weighted average number of Common Shares outstanding...............   4,911,401
                                                                     ==========

Weighted average number of Common and Potentially Dilutive Shares
 outstanding.......................................................   4,990,500
                                                                     ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION CAPITAL CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (FEBRUARY 27, 1997) TO DECEMBER 31, 1997 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          ADDITIONAL                      TOTAL
                                                              CONVERTIBLE NON-VOTING       PAID-IN-      RETAINED     STOCKHOLDERS'
                                       COMMON STOCK                COMMON STOCK            CAPITAL       EARNINGS        EQUITY
                                ---------------------------------------------------------------------------------------------------
                                  SHARES                       SHARES
                                OUTSTANDING     AMOUNT      OUTSTANDING     AMOUNT
                                -----------  ------------   -----------  ------------
Balance at inception...........          --  $         --            --  $         --     $        --   $        --   $         --
  Capital contribution.........   2,300,000             2                                         124                           126
  Issuance of common stock.....  27,850,000            28       500,000             1         527,135                       527,164
  Net income...................                                                                                   7               7
                                -----------  ------------   -----------  ------------     -----------   -----------   -------------
Balance, December 31, 1997.....  30,150,000  $         30       500,000  $          1     $   527,259   $         7   $     527,297
                                ===========  ============   ===========  ============     ===========   ===========   =============

The accompanying notes are an integral part of these financial statements.

CONSOLIDATION CAPITAL CORPORATION

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (FEBRUARY 27, 1997) TO DECEMBER 31, 1997 (DOLLARS IN THOUSANDS)

Cash flow from operating activities:
Net income..........................................................  $      7
  Changes in assets and liabilities:
     Prepaid expenses...............................................      (434)
     Other current assets...........................................      (219)
     Income taxes payable...........................................       283
     Accounts payable...............................................       156
     Accrued liabilities............................................     1,329
                                                                      --------
Net cash provided by operating activities...........................     1,122
                                                                      --------
Cash flows from investing activities:
  Purchases of property and equipment...............................       (20)
                                                                      --------
Net cash used in investing activities...............................       (20)
                                                                      --------
Cash flows from financing activities:
 Proceeds from initial public offering, net.........................   527,164
 Contributions by founding stockholder..............................       126
                                                                      --------
Net cash provided by financing activities...........................   527,290
                                                                      --------
Net increase in cash and cash equivalents...........................   528,392
Cash and cash equivalents, beginning of period......................        --
                                                                      --------
Cash and cash equivalents, end of period............................  $528,392
                                                                      ========

The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1--BUSINESS AND ORGANIZATION

     Consolidation Capital Corporation, a Delaware corporation (the
"Company"), was incorporated in September 1997. Ledecky Brothers L.L.C., ("LLC"), a limited liability corporation formed in February 1997, merged with and into the Company in September 1997 (the "Merger"). The sole member of LLC received, in connection with the Merger, 2,300,000 shares of Common Stock of the Company which represents all of its issued and outstanding Common Stock, in exchange for 100% of his ownership interest in the LLC. The Merger was implemented to facilitate a public offering of securities. Because both of the organizations were under control of the one sole owner, the Merger has been accounted for on a historical cost basis.

     The Company intends to consolidate the facilities management industry to become a national single-source provider of facilities management services. Through December 31, 1997, the Company's operations consisted of organizational activities, research and analysis with respect to industry consolidations and acquisition opportunities, efforts to refine the Company's business strategy and meetings and negotiations with potential acquisition candidates.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Cash and Cash Equivalents

     The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments. The Company has invested in financial instruments of a nature which should reduce the risk of loss.


     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximate fair value. The Company's cash equivalents are comprised of readily marketable, interest-bearing, investment grade securities.


     Income Taxes

     Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying the enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. During 1997, the primary difference between the U.S. federal statutory rate and the Company's effective income tax rate related to the exclusion from taxable income of the accumulated losses of LLC during the period preceding the Merger. LLC was a nontaxable entity and the tax benefits associated with its losses flowed through to the member.


     Net Income Per Share

     Basic net income per share is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur if securities and other contracts to issue Common Stock were exercised or converted into Common Stock at their date of grant.

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3--STOCKHOLDERS' EQUITY

     Common Stock

     On November 25, 1997, the Company effected a one-for-1.918159 reverse stock split of the Company's Common Stock. Accordingly, all share data reflected in these financial statements have been retroactively restated.

     On September 19, 1997, the sole member of LLC received 2,300,000 shares of Common Stock of the Company in connection with the Merger in exchange for his 100% ownership interest in LLC. The sole member made contributions to LLC from time to time to fund expenses in the aggregate amount of $126. These contributions were included in common stock and additional paid-in capital.

     The Company completed its initial public offering ("IPO") in December 1997, selling 27,850,000 shares of Common Stock and 500,000 shares of Convertible Non-Voting Common Stock and raising net proceeds of approximately $527,000. Proceeds from the IPO, net of underwriting fees and other stock issuance costs, were included in common stock and additional paid-in capital.


     Convertible Non-Voting Common Stock

     In connection with the IPO, the Company sold 500,000 shares of Convertible Non-Voting Common Stock to Friedman, Billings, Ramsey & Co., Inc. ("FBR"), the representative of the underwriters in the Company's IPO, for $20 per share. After one year, the shares on Convertible Non-Voting Common Stock will automatically convert into an equivalent number of shares of Common Stock. Accordingly, 500,000 shares of Common Stock have been reserved for issuance upon the conversion of these securities, which shares will be eligible for resale beginning on November 25, 1998.


     Common Stock Warrants

     There are 1,130,000 shares of Common Stock reserved for issuance upon exercise of warrants issued to FBR. The warrants have an exercise price per share equal to the IPO price per share ($20). These warrants will be exercisable on or after the first anniversary and until the fifth anniversary of the IPO. FBR will have the right, beginning November 25, 1998, to require the Company to register such shares for sale.

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Additionally, 1,950,000 shares of Common Stock have been reserved for issuance upon the exercise of warrants issued to Jonathan Ledecky at the time of the IPO. These warrants are exercisable for a period of ten years at an exercise price equal to the IPO price ($20). The Company has agreed that, at Jonathan Ledecky's request, it will register the shares underlying his warrants for a ten-year period following the IPO. In addition, the Company has agreed to give Jonathan Ledecky the right to request that the Company include the shares underlying his warrants on a registration statement filed by the Company during a twelve-year period following the IPO.


     1997 Long-Term Incentive Plan

     The Company's Board of Directors has adopted, and the Company's stockholder has approved, the Company's 1997 Long-Term Incentive Plan (the "Incentive Plan"). The terms of the option awards will be established by the Compensation Committee of the Company's Board of Directors. The Company has filed a registration statement on Form S-8 under the Securities Act of 1933 with respect to the shares of Common Stock issuable pursuant to such plan. The maximum number of shares that may be issued under the Incentive Plan is equal to 9% of the number of shares of Common Stock outstanding from time to time.

     Options to purchase 1,500,000 shares of Common Stock under the Incentive Plan were granted at the time of the IPO at an exercise price equal to the IPO price per share ($20). These options will vest 25% each on the first four anniversaries of the date of grant and will expire on the tenth anniversary of the grant date. In the event of a change in control of the Company prior to normal vesting, all options not already exercisable will become fully vested and exercisable.


     1997 Non-Employee Directors' Stock Plan

     The Company's Board of Directors has adopted, and the Company's stockholder has approved, the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the automatic grant to each nonemployee director of an option to purchase 20,000 shares on the later of the effective date of the registration statement for the initial public offering of the Company's Common Stock or the date that such person commences services as a director. Thereafter, each non-employee director will be entitled to receive, on the day after each annual meeting of the Company's stockholders, an option to purchase 5,000 shares of Common Stock. A maximum of 300,000 shares of Common Stock may be issued under the Directors' Plan. Options to purchase 60,000 shares of Common Stock under the Directors' Plan were granted at the time of the IPO at an exercise price equal to the IPO price per share ($20).

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     Options granted under the Directors' Plan will have an exercise price per share equal to the fair market value of a share at the date of grant. Options will expire at the earlier of 10 years from the date of grant or 90 days after termination of service as a director. Options will vest and become exercisable ratably as to 50% of the shares underlying the option on the first and second anniversaries of the date of grant, subject to acceleration by the Board. In the event of a change in control of the Company prior to normal vesting, all options not already exercisable will become fully vested and exercisable.

     1997 Employee Stock Purchase Plan

     The Company has adopted, and the Company's stockholder has approved, the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and its subsidiaries (generally all full-time employees who have completed one year of service) to purchase shares of Common Stock at a discount. Employees who elect to participate will have amounts withheld through payroll deduction during purchase periods. At the end of each purchase period, accumulated payroll deductions will be used to purchase stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Stock purchased under the Purchase Plan will be subject to a one-year holding period. The Company has reserved 1,000,000 shares of Common Stock for issuance under the Purchase Plan.


NOTE 4--STOCK PURCHASE AND AWARDS PLAN

     In connection with the IPO and under the provisions of the Incentive Plan and the Directors' Plan, stock warrants and options were granted to officers and directors of the Company. None of the warrants or options were exercised during 1997.

     At December 31, 1997, warrants and options granted to officers and directors were outstand ing as follows:

                                                  Price    Number of  Expiration
                                                Per Share   Shares       Date
                                                ---------  ---------  ----------
Outstanding at December 31, 1997................   $20.00  3,510,000   2002-2007

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     The 3,510,000 shares outstanding consists of options to purchase 1,560,000 shares of Common Stock and 1,950,000 shares of Common Stock reserved for issuance upon exercise of warrants.

     In 1997, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" which encourages, but does not require com panies to recognize compensation cost for stock-based compensation plans over the vesting period based upon the fair value of awards on the date of the grant. However, the statement allows the alternative of the continued use of the intrinsic value method as prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Therefore, as permitted, the Company has applied APB No. 25, and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation expense has been recognized by the Company for warrants granted in connection with the IPO or for options granted under the Incentive Plan and the Directors' Plan.

     Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                       1997
                                                                     --------
     Net Income (Loss)
       As reported.................................................. $      7
       Pro forma.................................................... $ (9,379)
                                                                     ========
     Net Income (Loss) Per Share --Basic
       As reported.................................................. $      -
       Pro forma.................................................... $  (1.91)
                                                                     ========
     Net Income (Loss) Per Share--Diluted
       As reported.................................................. $      -
       Pro forma.................................................... $  (1.88)
                                                                     ========

     The weighted average fair value per option and warrant at the date of grant for options granted in 1997 was $7.46. The fair value of options and warrants granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997:

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                1997
                                                         ------------------
                                                         OPTIONS   WARRANTS
                                                         -------   --------
Expected life of option................................. 5 years   2 years
Risk-free interest rate.................................    5.76%      5.69%
Expected volatility factor..............................    45.0%      45.0%


NOTE 5--NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Accordingly, the Company will adopt this new standard during 1998.


NOTE 6--SUBSEQUENT EVENTS

     Service Management Acquisition

     On February 4, 1998, the Company completed the acquisition of Service Management. Service Management is a Sterling, Virginia based provider of facilities management services specializing in providing janitorial maintenance management services to retailers and industrial and commercial clients in 39 states. The total consideration paid by the Company consisted of $9,000 in cash and 142,857 shares of Common Stock, with the potential for the payment of up to an additional $13,000 in cash and shares of Common Stock based on the performance of Service Management and the achievement of certain acquisition goals.

     Other Acquisitions (Unaudited)

     On March 11, 1998, the Company completed the simultaneous acquisition of a group of seven facilities management businesses specializing in providing electrical installation and maintenance services (the "Electrical Group"). The Electrical Group consists of the following businesses: Garfield Electric Company, Indecon, Inc., Riviera Electric Construction Co., SKC Electric, Inc.

                       CONSOLIDATION CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Town & Country Electric, Inc., Tri-City Electrical Contractors, Inc., and Wilson Electric Company, Inc. The aggregate consideration paid by the Company in the Electrical Group consisted of $71,788 in cash and 3,423,453 in shares of Common Stock. In addition, there is the potential for the payment of up to an additional $37,000 in cash and shares of Common Stock based on the performance of the acquired businesses as a group.

          On March 25, 1998, the Company completed the acquisition of Walker Engineering, Inc. ("Walker"). Walker specializes in providing electrical installation and maintenance services. The consideration paid by the Company for Walker (including certain fees) consisted of $36,050 in cash and 1,521,739 shares of Common Stock. In addition, there is the potential for the payment of up to an additional $30,000 in cash and in shares of Common Stock based on the performance of Walker.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning each of the executive officers and directors of the Company as of March 25, 1998:

NAME                    AGE  POSITION WITH THE COMPANY
----------------------- ---  ---------------------------------------------------
Jonathan J. Ledecky      40  Chairman and Chief Executive Officer
Timothy C. Clayton       43  Executive Vice president, Chief Financial
                             Officer and Treasurer
F. Traynor Beck          42  Executive Vice President, General Counsel and
                             Secretary
David Ledecky            37  Executive Vice President and Chief
                             Administrative Officer; Director
William P. Love, Jr.     39  Director; President -- Electrical Contracting
                             Services Division
Vincent W. Eades         38  Director
W. Russell Ramsey        37  Director
M. Jude Reyes            42  Director


     Jonathan J. Ledecky founded the Company in February 1997 and serves as its Chairman and Chief Executive Officer. Jonathan Ledecky founded U.S. Office Products Company, a company engaged in providing office and educational products and business services, in October 1994 and has served as its Chairman of the Board and, until November 5, 1997, its Chief Executive Officer. Since its inception, USOP has acquired over 205 companies. Jonathan Ledecky has also served as the Non-Executive Chairman of the Board of USA Floral since April 1997 and as the Non-Executive Chair man of the Board of UniCapital since October 1997. Prior to founding USOP, Jonathan Ledecky served from 1989 to 1991 as the President of The Legacy Fund, Inc., and from 1991 to September 1994 as President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly owned subsidiary of Steelcase Inc. ("Steelcase"), the nation's largest manufacturer of office furniture products. While at Legacy Dealer Capital Fund, Inc., Jonathan Ledecky was responsible for providing corporate advisory services for Steelcase's network of office products distributors. In addition, Jonathan Ledecky has served as a director of, or corporate adviser and consultant to, several office products companies. Prior to his tenure at The Legacy Fund, Inc., Jonathan Ledecky was a partner at Adler and Company and a Senior Vice President at publicly traded Allied Capital Corporation, an investment management company. Jonathan Ledecky also is expected to serve as a director of the companies being spun off from USOP. Jonathan Ledecky is a graduate of Harvard College and Harvard Business School. Jonathan Ledecky is the brother of David Ledecky.

     Timothy C. Clayton has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 25, 1997. Between August 1976 and October 1997, Mr. Clayton was associated with Price Waterhouse LLP, most recently as a partner since July 1988. In his capacity as Partner, Mr. Clayton focused his practice on, among others, distribution, technology, financial services, business services and manufacturing industries, and was responsible for providing audit and business advisory services to clients active in consolidating a variety of industries. Mr. Clayton is a graduate of Michigan State University.

     F. Traynor Beck has served as Executive Vice President, General Counsel and Secretary of the Company since November 25, 1997. Between January 1988 and November 25, 1997, Mr. Beck was associated with Morgan, Lewis and Bockius LLP, most recently as a partner since October 1994. Mr. Beck's practice was focused on mergers, acquisitions and general corporate matters, including consolidation transactions. Mr. Beck is a graduate of the University of Pennsylvania, Oxford University and Stanford Law School.

     David Ledecky joined the Company as Senior Vice President, Secretary and Treasurer in September 1997 and was appointed Executive Vice President and Chief Administrative Officer on November 25, 1997. David Ledecky has also served as a director since November 25, 1997. Prior thereto, he operated Ledecky Brothers L.L.C., the Company's predecessor, as its Vice President and sole employee since its inception in February 1997. In that capacity, he researched and analyzed industry consolidation and acquisition opportunities. From 1992 to 1996, David Ledecky was an attorney at the Washington, D.C. law firm of Comey, Boyd & Luskin. Prior to 1992, he was an attorney with the law firm of Shearman & Sterling, and a Vice President of The Legacy Fund, Inc. in Washington, D.C. He is a former consultant to the computer and telecommunications industries. He is a graduate of Harvard College and Yale Law School. David Ledecky is the brother of Jonathan Ledecky.

      William P. Love, Jr. has served as the President of the Electrical Contracting Services Division of the Company and has been a director of the Company since March 11, 1998. From September 1980 to March 11, 1998, Mr. Love served as the President and Chief Executive Officer of SKC Electric, Inc., an electrical installation and maintenance services company that Mr. Love founded and that has been a wholly owned subsidiary of the Company since its acquisiton by the Company on March 11, 1998. Mr. Love is a director designee of the Electrical Group pursuant to the agreements between the Company and each company in the Electrical Group.

     Vincent W. Eades has been a director of the Company since November 25, 1997. Mr. Eades has served as the Senior Vice President of Sales and Marketing for Starbucks Coffee Co. Inc. since May 1995. Mr. Eades was employed by Hallmark Cards Inc., most recently as a General Manager from November 1985 through April 1995. Additionally, he serves as a director of USA Floral.

     W. Russell Ramsey has been a director of the Company since November 25, 1997. Mr. Ramsey is President, co-founder and a director of Friedman, Billings, Ramsey Group, Inc. ("FBR Group"), a holding company engaged in brokerage, investment banking, corporate finance and asset management activities in the Washington, D.C. area. He has continuously served as President of FBR Group and its predecessors since co-founding FBR Group in 1989. FBR, the Representative in the IPO, is a wholly owned indirect subsidiary of FBR Group. Mr. Ramsey is a graduate of The George Washington University. Mr. Ramsey is a director designee of FBR pursuant to an agreement between the Company and FBR.

     M. Jude Reyes has been a director of the Company since November 25, 1997. Mr. Reyes has served as Chairman and President of Premium Distributors of Virginia, L.L.C., a beverage distributor, since 1992. Between 1989 and 1992, Mr. Reyes served as President and Chairman of Harbor Distributing Company in
Los Angeles, California. He also is a director and investor in three other beverage distributors and two wholesale food service distributors. Mr. Reyes is a director designee of FBR pursuant to an agreement between the Company and FBR.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who own more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Specific due dates for these reports have been established and the Company is required to report in this Annual Report any failure to file by these dates in fiscal 1997. Timothy
C. Clayton and M. Jude Reyes were late in reporting their acquisition of shares on November 26, 1997.


ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table provides for fiscal 1997 certain summary information concerning the cash and non-cash compensation earned by or awarded to (i) the Company's Chief Executive Officer and (ii) each of the Company's other executive officers (collectively, the "named executive officers"). The Company was organized in February 1997, with David Ledecky as its sole employee. All other named executive officers were employed by the Company as of November 25, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                      ANNUAL        LONG-TERM
                                                                                   COMPENSATION    COMPENSATION
                                                                                                  --------------
                                                                                      AWARDS
                                                                                   ------------
                                                                                                    SECURITIES
                                                                                                      UNDER-
                                                                           FISCAL        SALARY   LYING OPTIONS/    ALL OTHER
                      NAME AND PRINCIPAL POSITION                           YEAR         ($)(1)     SARS (#)(2)   COMPENSATION
-------------------------------------------------------------------------  ------      --------   --------------  ------------
Jonathan J. Ledecky,
 Chief Executive Officer and Chairman of the Board.......................    1997      $125,000               --            --
Timothy C. Clayton,
 Executive Vice President, Chief Financial Officer and Treasurer.........    1997      $223,000          500,000        25,000(3)
F. Traynor Beck,
 Executive Vice President, General Counsel and Secretary.................    1997      $223,000          500,000            --
David Ledecky,
 Executive Vice President and Chief Administrative Officer, Director.....    1997      $327,994(4)       500,000            --

-------------

(1) Includes guaranteed bonus payments of $200,000 for Mr. Clayton, Mr. Beck and David Ledecky, which were declared in December 1997 and paid in January 1998.

(2) Represents options granted in 1997 with respect to the Company's Common Stock, each option to vest ratably on November 25, 1998, 1999, 2000 and 2001, unless accelerated under certain conditions.

(3) Represents amount paid to Mr. Clayton for consulting services during November 1997.

(4) Includes also payments made to David Ledecky by Ledecky Brothers LLC, predecessor to the Company.


    Employment Agreements. The Company has entered into an employment agreement with Jonathan Ledecky. The agreement has a one-year term and is automatically renewable for one-year terms thereafter unless either party gives notice of non-renewal at least 90 days prior to the end of the term. Pursuant to the terms of the agreement, Jonathan Ledecky is obligated to devote the substantial majority of his business time, attention and efforts to his duties thereunder, except when necessary to fulfill his fiduciary obligations to USOP and the provisions of his employment agreement with USOP, as well as his fiduciary obligations to USA Floral, UniCapital and Unison Partners, a private company of which he intends to be a minority investor. The agreement provides for an annual salary of $750,000 and a discretionary bonus in an amount up to 100% of the employee's base salary. If the agreement is terminated by the Company other than for Cause (as defined), Jonathan Ledecky is entitled to receive an amount equal to twice his base salary and one times the bonus he received in the prior year. The agreement prohibits Jonathan Ledecky from competing with the Company during the term of his employment and for a period of one year thereafter. The agreement also provides for certain specified executive perquisites.

     The Company has entered into employment agreements with each of F. Traynor Beck, Timothy Clayton and David Ledecky, the terms of which are substantially identical. Each of the agreements has a two-year term and is automatically renewable for one-year terms thereafter, unless either party gives notice of non-renewal at least six months prior to the end of the term. Pursuant to the terms of the agreements, each of F. Traynor Beck, Timothy Clayton and David Ledecky is obligated to devote his full business time, attention and efforts to his duties thereunder. Each of the agreements provides for an annual salary of $300,000, a guaranteed bonus of $200,000 for the first year of the term and a discretionary bonus in an amount of up to 100% of the employee's base salary each year thereafter. On the Effective Date, each of these executive officers received a grant of an option to purchase 500,000 shares of Common Stock at an exercise price equal to the initial public offering price per share ($20.00), which option will vest ratably on the first, second, third and fourth anniversaries of the date of grant, unless accelerated under certain conditions. If the agreement is terminated by the Company other than for Cause (as defined), the executive officer will be entitled to receive amounts equal to twice his base salary and one times the bonus he received in the prior year. The agreements prohibit the executive officer from competing with the Company during the term of his employment and for a period of one year thereafter. The agreements also provide for certain specified executive benefits and perquisites, including, in the case of Timothy Clayton, the purchase of an annuity contract to be placed in a deferred compensation plan that will provide him with an annual payout of $100,000 for each year of his life between age 55 and age 75.

     The Company has entered into an employment agreement with William P. Love, the President of the Company's Electrical Contracting Services Division and a Director of the Company. The agreement has a two-year term and may be extended on such terms and conditions as the Company and Mr. Love may mutually agree.
The agreement provides for an annual salary of $200,000 and a performance-based incentive bonus payable in cash, stock options or other non-cash awards as determined by the Compensation Committee of the Board of Directors for each calendar year during the term of the agreement beginning on January 1, 1999. If the agreement is terminated for other than Cause (as defined), Mr. Love will receive his base salary and group health benefits, as then in effect, for the longer of one year from the date of termination or whatever time period is remaining under the term of the agreement. The agreement prohibits Mr. Love from competing with the Company during the term of his employment and, depending on the nature of his termination of employment, for a period of up to two years from the date of termination.


OPTION GRANTS IN FISCAL 1997

     The following table sets forth certain information concerning the grant of options to purchase Common Stock of the Company during Fiscal 1997 to each of the named executive officers.

                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                    ASSUMED ANNUAL RATES OF STOCK
                                                                                       PRICE APPRECIATION FOR
                              INDIVIDUAL GRANTS                                             OPTION TERM(2)
-----------------------------------------------------------------------------------------------------------------
                          NUMBER OF      PERCENT OF
                          SECURITIES     TOTAL OPTIONS
                          UNDERLYING     GRANTED TO
                          OPTIONS        EMPLOYEES IN    EXERCISE  EXPIRATION
      NAME                GRANTED(1)     FISCAL YEAR     PRICE     DATE        0%         5%              10%
-----------------------------------------------------------------------------------------------------------------
Jonathan J. Ledecky.....          --              --           --
Timothy C. Clayton......     500,000            33.3%      $20.00    11/25/07  0      $5,515,000      $13,580,000
F. Traynor Beck.........     500,000            33.3%      $20.00    11/25/07  0      $5,515,000      $13,580,000
David Ledecky...........     500,000            33.3%      $20.00    11/25/07  0      $5,515,000      $13,580,000

-------------

(1) The options granted are non-qualified options, which are exercisable at the market price on the date of grant beginning one year from the date of grant in cumulative yearly amounts of 25% of the shares and expire ten years from the date of grant. The options became fully exercisable upon a change in control, as defined in the Incentive Plan.

(2) The dollar amounts under these columns are the results of calculations at assumed annual rates of stock appreciation of zero percent (0%), five percent (5%) and ten percent (10%). These assumed rates of growth were selected by the Commission for illustration purposes only. They are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionees is possible without an increase in stock prices, which will benefit all stockholders. A zero percent (0%) gain in stock price will result in a zero percent (0%) benefit to optionees.

DIRECTOR COMPENSATION

     Directors who are not receiving compensation as officers, employees or consultants of the Company are entitled to receive an annual retainer fee of $25,000. In addition, pursuant to the Directors' Plan, each non-employee director receives an automatic initial grant of options to purchase 20,000 shares of Common Stock on the date of their initial election to the Board of Directors, and an automatic annual grant of options to purchase 5,000 shares. Each such option will have an exercise price equal to the fair market value of a share of Common Stock on the date of grant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 25, 1998 by: (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company; and (iv) all of the Company's directors and executive officers as a group. Each stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted.

                                                                                                   PERCENTAGE OF
                                                              NUMBER OF SHARES OF                   CONVERTIBLE
                                                NUMBER OF         CONVERTIBLE      PERCENTAGE OF     NON-VOTING
                                                SHARES OF         NON-VOTING        COMMON STOCK    COMMON STOCK
   NAME AND ADDRESS OF BENEFICIAL OWNER       COMMON STOCK       COMMON STOCK          OWNED           OWNED
----------------------------------------------------------------------------------------------------------------
Executive Officers and Directors
Jonathan J. Ledecky..........................   4,500,000(1)                    0       12.8%            0
 c/o Consolidation Capital Corporation
 1747 Pennsylvania Avenue, NW,
 Suite 900
 Washington, DC 20006
David Ledecky................................           0                       0          0              0
F. Traynor Beck..............................           0                       0          0              0
Timothy C. Clayton...........................       2,000                       0          *              0
William P. Love(2)...........................     423,322                       0        1.2              0
Vincent W. Eades(3)..........................      10,000                       0          0              0
W. Russell Ramsey(4).........................      10,000                 500,000          *            100%
M. Jude Reyes(5).............................      30,000                       0          *              0
All directors and executive officers as a
 group (8 persons)...........................   4,975,322                 500,000       14.1%           100%

5% Stockholders
Massachusetts Financial Services Company.....   2,448,500                       0        6.9              0
 500 Boylston Street, 15th Floor
 Boston, MA  02116(6)

________________________________
 *  Less than one percent

(1) Includes: (i) 1,950,000 shares underlying the Ledecky Warrant and (ii) the 2,300,000 shares of Common Stock subject to a contractual restriction on transfer for one year following the Effective Date. The Company has agreed that, at Jonathan Ledecky's request, it will file a registration statement under the Securities Act for an offering of the shares underlying the Ledecky Warrant during a ten-year period beginning on the Effective Date. In addition, the Company has agreed to give Jonathan Ledecky the right to request that the Company include the shares underlying the Ledecky Warrant on a registration statement filed by the Company during a twelve-year period beginning on the Effective Date.

(2) Includes 207,428 shares owned by Mr. Love's wife. Mr. Love serves as one of four trustees of the SKC Electric, Inc. Profit Sharing Plan (the "Plan"). The number of shares shown as beneficially owned by Mr. Love excludes shares that may be deemed to be beneficially owned by the Plan.

(3) Represents shares which may be acquired upon the exercise of options that will be exercisable within 60 days.

(4) The number of shares of Common Stock beneficially owned by Mr. Ramsey represents shares which may be acquired upon the exercise of options that will become exercisable within 60 days. The number of Shares of Convertible Non-Voting Common Stock represents the shares of Convertible Non-Voting Common Stock owned by FBR Asset Investment Corporation, Inc., an affiliate of FBR Group. Mr. Ramsey is President, co-founder and a director of FBR Group. Mr. Ramsey disclaims beneficial ownership of such shares.
    Mr. Ramsey's address is c/o FBR Group, 1001 North 19th Street, Arlington, VA 22209.

(5) Includes 10,000 shares which may be acquired upon the exercise of options that will be exercisable within 60 days.

(6) Based upon a Schedule 13G filed with the Securities and Exchange Commission on February 17, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of certain transactions and relationships between the Company and certain persons who are officers, directors and principal stockholders of the Company.

     Jonathan Ledecky, the Company's Chairman, Chief Executive Officer and founder, is the brother of David Ledecky, Executive Vice President, Chief Administrative Officer and a director of the Company.

     Jonathan Ledecky advanced to the Company $305,000, at an annual interest rate equal to 6.75%, to pay the expenses incurred in connection with the IPO. The Company repaid Jonathan Ledecky's loans to the Company, including accrued interest of approximately $4,000, using the proceeds of the IPO.

     W. Russell Ramsey, a director of the Company, is President and a principal stockholder of FBR. FBR rendered investment banking services to the Company in connection with the IPO.

     Timothy C. Clayton, Executive Vice President, Chief Financial Officer and Treasurer of the Company, was, through October 1997, a Partner at Price Waterhouse LLP, the Company's independent accountants.

     F. Traynor Beck, Executive Vice President, General Counsel and Secretary of the Company, was, until the Effective Date, a partner at Morgan, Lewis & Bockius LLP, the Company's legal counsel.

     On March 11, 1998, the Company completed the acquisition of SKC. SKC leases office, warehouse and storage space from SKC Properties, L.L.C. a principal member of which is William B. Love, Jr., one of the former owners of SKC and a director of the Company and the President of the Company's Electrical Contracting Services Division. The lease provides for lease payments in the amount of $8,095 per month, or $97,140 annually.

     For information with respect to certain conflicts of interest, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Prospects--Conflicts of Interest."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.


     (a) Financial Statements, Schedules and Exhibits.

     1.   Financial Statements (See Item 8 hereof.)

          Report of Independent Accountants

          Balance Sheet as of December 31, 1997

          Statement of Income for a period from inception (February 27, 1997) to December 31, 1997

          Statement of Stockholders' Equity for a period from inception (February 27, 1997) to December 31, 1997

          Statement of Cash Flows for a period from inception (February 27, 1997) to December 31, 1997

          Notes to Financial Statements

     2.   Financial Statement Schedules (See Item 8 hereof.)

          All schedules are omitted as the information is not required or is otherwise furnished.

     3.   Exhibits

          2.01 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC2 Acquisition Co., SKC Electric, Inc. and the stockholders named therein (Exhibit 2.01 of the Company's Registration Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

          2.02 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC3 Acquisition Co., Riviera Electric, Inc. and the stockholders named therein (Exhibit 2.02 of the Company's Registration Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

          2.03 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC4 Acquisition Co., Garfield Electric Company and the stockholders named therein (Exhibit 2.03 of the Company's Registration

               Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

          2.04 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC5 Acquisition Co., Indecon, Inc. and the stockholders named therein (Exhibit 2.04 of the Company's Registration Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

          2.05 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC6 Acquisition Co., Tri-City Electrical Contractors, Inc. and the stockholders named therein (Exhibit 2.05 of the Company's Registration Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

          2.06 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC Acquisition Co. 6, Town & Country Electric, Inc. and the stockholders named therein (Exhibit 2.06 of the Company's Registration Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

          2.07 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC 8 Acquisition Co., Wilson Electric, Inc. and the stockholders named therein (Exhibit 2.07 of the Company's Registration Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

          2.08 Agreement and Plan of Reorganization, dated January 29, 1998, by and among the Company, CCC Acquisition Corp. 1., Service Management USA and the stockholder named therein (Exhibit 2.1 of the Company's Current Report on Form 8-K dated February 4, 1997 is hereby incorporated by reference).

          2.09 Agreement and Plan of Reorganization, dated March 15, 1998, by and among the Company, CCC Acquiring Co., No. 10, Walker Engineering, Inc. and the shareholders named therein.

          3.01 Restated Certificate of Incorporation of Consolidation Capital Corporation (Exhibit 3.01 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

          3.02 Amended and Restated Bylaws of Consolidation Capital Corporation (Exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.01 Consolidation Capital Corporation 1997 Long-Term Incentive Plan
               (Exhibit 10.01 of the Company's Registration Statement on
               Form S-1 (File No. 333-42317) is hereby incorporated by reference).

        *10.02 Consolidation Capital Corporation 1997 Non-Employee Directors'
               Stock Plan.

        *10.03 Consolidation Capital Corporation 1997 Employee Stock Purchase
               Plan (Exhibit 10.03 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.04 Consolidation Capital Corporation 1997 Section 162(m) Bonus Plan
               (Exhibit 10.04 of the Company's Registration Statement on
               Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.05 Consolidation Capital Corporation Executive Deferred Compensation
               Plan (Exhibit 10.05 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.06 Employment Agreement between the Company and Jonathan J. Ledecky
               (Exhibit 10.05 of the Company's Registration Statement on
               Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.07 Employment Agreement between the Company and Timothy C. Clayton
               (Exhibit 10.06 of the Company's Registration Statement on
               Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.08 Employment Agreement between the Company and F. Traynor Beck
               (Exhibit 10.07 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.09 Employment Agreement between the Company and David Ledecky
               (Exhibit 10.08 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.10 Form of Indemnity Agreement for Executive Officers and Directors of the Company (Exhibit 10.09 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

        *10.11 Employment Agreement between the Company and William P.
               Love.

         10.12 Form of Warrant Agreement, dated November 25, 1997, between Consolidation Capital Corporation and Friedman, Billings, Ramsey & Co., Inc. (Exhibit 4.01 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

         10.13 Form of Warrant Agreement, dated November 25, 1997, between Consolidation Capital Corporation and Jonathan J. Ledecky (Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

         11.01 Statement Regarding Computation of Net Income Per Share.

         21.01 List of Subsidiaries of Consolidation Capital Corporation.

         23.01 Consent of Price Waterhouse LLP.

         27.01 Financial Data Schedule.
____________________
*Management contract or compensatory plan or arrangement

     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on March 30, 1997.

                                        Consolidation Capital Corporation

                                        By:     /s/ Jonathan J. Ledecky
                                                ------------------------------
                                                Name: Jonathan J. Ledecky
                                                Title: Chief Executive Officer

     Each person whose signature appears below hereby appoints Jonathan J. Ledecky and F. Traynor Beck, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys- in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                        Title                     Date
--------------------------  --------------------------------  --------------
/s/ Jonathan J. Ledecky     Chairman and Chief Executive      March 30, 1998
--------------------------
Jonathan J. Ledecky         Officer (Principal Executive
                            Officer)

/s/ Timothy C. Clayton      Executive Vice President, Chief   March 30, 1998
--------------------------
Timothy C. Clayton          Financial Officer and Treasurer
                            (Principal Financial and
                            Accounting Officer)

/s/ David Ledecky           Executive Vice President, Chief   March 30, 1998
--------------------------
David Ledecky               Administrative Officer and
                            Director

/s/ Vincent E. Eades        Director                          March 30, 1998
--------------------------
Vincent E. Eades

/s/ W. Russell Ramsey       Director                          March 30, 1998
--------------------------
W. Russell Ramsey

/s/ M. Jude Reyes           Director                          March 30, 1998
--------------------------
M. Jude Reyes

/s/ William P. Love, Jr.    Director                          March 30, 1998
--------------------------
William P. Love, Jr.

                               INDEX TO EXHIBITS

EXHIBIT                                      DESCRIPTION
-------  -------------------------------------------------------------------------------------
   2.01  Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC2 Acquisition Co., SKC Electric, Inc. and the stockholders named therein (Exhibit 2.01 of the Company's Registration Statement on Form S-1
         (File No. 333-42317) is hereby incorporated by reference).

   2.02  Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC3 Acquisition Co., Riviera Electric, Inc. and the stockholders named therein (Exhibit 2.02 of the Company's Registration Statement on Form S-1
         (File No. 333-42317) is hereby incorporated by reference).

   2.03  Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC4 Acquisition Co., Garfield Electric Company and the stock holders named therein (Exhibit 2.03 of the Company's Registration Statement on
         Form S-1 (File No. 333-42317) is hereby incorporated by reference).

   2.04  Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC5 Acquisition Co., Indecon, Inc. and the stockholders named therein (Exhibit 2.04 of the Company's Registration Statement on Form S-1 (File
         No. 333-42317) is hereby incorporated by reference).

   2.05  Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC6 Acquisition Co., Tri-City Electrical Contractors, Inc. and the
         stockholders named therein (Exhibit 2.05 of the Company's Registration Statement
         on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

   2.06  Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC Acquisition Co. 6, Town & Country Electric, Inc. and the
         stockholders named therein (Exhibit 2.06 of the Company's Registration Statement
         on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

   2.07  Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC 8 Acquisition Co., Wilson Electric, Inc. and the stockholders named therein (Exhibit 2.07 of the Company's Registration Statement on Form S-1
         (File No. 333-42317) is hereby incorporated by reference).

   2.08  Agreement and Plan of Reorganization, dated January 29, 1998, by and among the
         Company, CCC Acquisition Corp. 1., Service Management USA and the stock holder named therein (Exhibit 2.1 of the Company's Current Report on Form 8-K
         dated February 4, 1997 is hereby incorporated by reference).

                               INDEX TO EXHIBITS

EXHIBIT                                      DESCRIPTION
-------  -------------------------------------------------------------------------------------
  *2.09  Agreement and Plan of Reorganization, dated March 15, 1998, by and among the
         Company, CCC Acquiring Co., No. 10, Walker Engineering, Inc. and the share holders named therein.

   3.01  Restated Certificate of Incorporation of Consolidation Capital Corporation (Exhi
         bit 3.01 of the Company's Registration Statement on Form S-1 (File No. 333-
         36193) is hereby incorporated by reference).

   3.02  Amended and Restated Bylaws of Consolidation Capital Corporation (Exhibit 3.02
         of the Company's Registration Statement on Form S-1 (File No. 333-36193) is
         hereby incorporated by reference).

  10.01  Consolidation Capital Corporation 1997 Long-Term Incentive Plan (Exhibit 10.01
         of the Company's Registration Statement on Form S-1 (File No. 333-42317) is
         hereby incorporated by reference).

 *10.02  Consolidation Capital Corporation 1997 Non-Employee Directors' Stock Plan.

  10.03  Consolidation Capital Corporation 1997 Employee Stock Purchase Plan (Exhibit
         10.03 of the Company's Registration Statement on Form S-1 (File No. 333-36193)
         is hereby incorporated by reference).

  10.04  Consolidation Capital Corporation 1997 Section 162(m) Bonus Plan (Exhibit
         10.04 of the Company's Registration Statement on Form S-1 (File No. 333-36193)
         is hereby incorporated by reference).

  10.05  Consolidation Capital Corporation Executive Deferred Compensation Plan (Exhibit
         10.05 of the Company's Registration Statement on Form S-1 (File No. 333-36193)
         is hereby incorporated by reference).

  10.06  Employment Agreement between the Company and Jonathan J. Ledecky (Exhibit
         10.05 of the Company's Registration Statement on Form S-1 (File No. 333-36193)
         is hereby incorporated by reference).

                                       60
s

                               INDEX TO EXHIBITS

EXHIBIT                                      DESCRIPTION
-------  -------------------------------------------------------------------------------------
  10.07  Employment Agreement between the Company and Timothy C. Clayton (Exhibit
         10.06 of the Company's Registration Statement on Form S-1 (File No. 333-36193)
         is hereby incorporated by reference).

  10.08  Employment Agreement between the Company and F. Traynor Beck (Exhibit
         10.07 of the Company's Registration Statement on Form S-1 (File No. 333-36193)
         is hereby incorporated by reference).

  10.09  Employment Agreement between the Company and David Ledecky (Exhibit 10.08 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is
         hereby incorporated by reference).

  10.10  Form of Indemnity Agreement for Executive Officers and Directors of the
         Company (Exhibit 10.09 of the Company's Registration Statement on Form S-1
         (File No. 333-36193) is hereby incorporated by reference).

 *10.11  Employment Agreement between the Company and William P. Love.

  10.12  Form of Warrant Agreement, dated November 25, 1997, between Consolidation
         Capital Corporation and Friedman, Billings, Ramsey & Co., Inc. (Exhibit 4.01 of
         the Company's Registration Statement on Form S-1 (File No. 333-36193) is
         hereby incorporated by reference).

  10.13  Form of Warrant Agreement, dated November 25, 1997, between Consolidation
         Capital Corporation and Jonathan J. Ledecky (Exhibit 10.10 of the Company's
         Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

 *11.01  Statement Regarding Computation of Net Income Per Share.

 *21.01  List of Subsidiaries of Consolidation Capital Corporation.

 *23.01  Consent of Price Waterhouse LLP.

 *27.01  Financial Data Schedule.

----------------------
* Filed herewith.