Form 10-Q
period 1998-03-31
CONSOLIDATION CAPITAL CORP
filed 1998-05-14
CIK 1046304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                        COMMISSION FILE NUMBER 0-23241

                       CONSOLIDATION CAPITAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       52-2054952
        (STATE OF OTHER JURISDICTION                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION.)                      IDENTIFICATION NO.)

   800 CONNECTICUT AVENUE, NW, SUITE 1111
              WASHINGTON, D.C.                                     20006
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                (202) 261-6000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                    1747 PENNSYLVANIA AVENUE, NW, SUITE 900
                            WASHINGTON, D.C. 20006
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 1, 1998, there were 36,856,369 shares of common stock outstanding and 500,000 shares of convertible non-voting common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       CONSOLIDATION CAPITAL CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements
   Consolidated Balance Sheet December 31, 1997 and March 31, 1998....     1
   Consolidated Statement of Operations For the Three Months Ended
    March 31, 1998....................................................     2
   Consolidated Statement of Stockholders' Equity For the Three Months
    Ended March 31, 1998..............................................     3
   Consolidated Statement of Cash Flows For the Three Months Ended
    March 31, 1998....................................................     4
   Notes to Consolidated Financial Statements.........................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................     8

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.....................    10
Item 6. Exhibits and Reports on Form 8-K..............................    11
Signatures............................................................    13
Exhibit Index.........................................................

                                      (i)

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CONSOLIDATION CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                       DECEMBER 31,  MARCH 31,
                                                           1997        1998
                                                       ------------ -----------
                                                                    (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $528,392    $424,462
  Accounts receivable, net............................                 82,755
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................                  7,934
  Prepaid expenses and other current assets...........        434       5,965
  Deferred tax asset..................................        219         568
                                                         --------    --------
    Total current assets..............................    529,045     521,684
Property and equipment, net...........................         20      10,664
Goodwill..............................................                175,002
Other assets..........................................                  2,859
                                                         --------    --------
    Total assets......................................   $529,065    $710,209
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.....................................               $  5,796
  Accounts payable....................................   $    156      21,588
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................                 27,977
  Income taxes payable................................        283       4,407
  Accrued compensation................................      1,042       6,902
  Accrued liabilities--other..........................        287       8,254
                                                         --------    --------
    Total current liabilities.........................      1,768      74,924
Long-term debt........................................                  3,414
Other liabilities.....................................                  1,917
                                                         --------    --------
    Total liabilities.................................      1,768      80,255
                                                         --------    --------
Stockholders' equity:
  Common stock, $.001 par value, 250,000,000 shares
   authorized, 30,150,000 and 35,238,049 shares issued
   and outstanding, respectively......................         30          35
  Convertible Non-Voting Common Stock, $.001 par
   value, 500,000 shares authorized, issued and
   outstanding........................................          1           1
  Additional paid-in capital..........................    527,259     624,648
  Retained earnings...................................          7       5,270
                                                         --------    --------
    Total stockholders' equity........................    527,297     629,954
                                                         --------    --------
    Total liabilities and stockholders' equity........   $529,065    $710,209
                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     MARCH 31,
                                                                       1998
                                                                    -----------
                                                                    (UNAUDITED)
Revenues........................................................... $   37,497
Cost of revenues...................................................     30,245
                                                                    ----------
    Gross profit...................................................      7,252
Selling, general and administrative expenses.......................      4,595
Goodwill amortization..............................................        324
                                                                    ----------
    Operating income...............................................      2,333
Other (income) expense:
  Interest income..................................................     (6,652)
                                                                    ----------
Income before taxes................................................      8,985
Provision for income taxes.........................................      3,722
                                                                    ----------
Net income......................................................... $    5,263
                                                                    ==========
Net income per Common Share--Basic................................. $     0.17
                                                                    ==========
Net income per Common Share--Diluted............................... $     0.16
                                                                    ==========
Weighted average number of Common Shares outstanding............... 31,696,546
                                                                    ==========
Weighted average number of Common and Potentially Dilutive Shares outstanding....................................................... 32,670,033
                                                                    ==========


   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATION CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               CONVERTIBLE
                                                NON-VOTING
                            COMMON STOCK       COMMON STOCK
                         ------------------ ------------------ ADDITIONAL              TOTAL
                           SHARES             SHARES            PAID-IN-  RETAINED STOCKHOLDERS'
                         OUTSTANDING AMOUNT OUTSTANDING AMOUNT  CAPITAL   EARNINGS    EQUITY
                         ----------- ------ ----------- ------ ---------- -------- -------------
Balance, December 31,
 1997................... 30,150,000  $  30    500,000   $   1   $527,259   $    7    $527,297
 Issuance of common
  stock for acquisitions
  (unaudited)...........  5,088,049      5                        97,389               97,394
 Net income (unaudited).                                                    5,263       5,263
                         ----------  -----    -------   -----   --------   ------    --------
Balance, March 31, 1998
 (unaudited)............ 35,238,049  $  35    500,000   $   1   $624,648   $5,270    $629,954
                         ==========  =====    =======   =====   ========   ======    ========



   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                  MARCH 31, 1998
                                                                  --------------
                                                                   (UNAUDITED)
Cash flows from operating activities:
 Net income......................................................    $  5,263
 Depreciation and amortization...................................         625
 Changes in operating assets and liabilities:
  Accounts receivable............................................     (10,106)
  Costs and estimated earnings in excess of billings.............       2,405
  Prepaid expenses and other current assets......................      (1,125)
  Billings in excess of costs and estimated earnings.............       5,552
  Accounts payable...............................................       2,141
  Accrued liabilities............................................       2,812
 Change in other assets..........................................        (525)
                                                                     --------
    Net cash provided by operating activities....................       7,042
                                                                     --------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired................    (111,840)
 Purchases of property and equipment.............................        (532)
 Proceeds on sale of equipment...................................         450
 Payments received on notes receivable...........................         304
                                                                     --------
    Net cash used in investing activities........................    (111,618)
                                                                     --------
Cash flows from financing activities:
 Net proceeds (payments) on short-term debt......................        (396)
 Payments on long-term debt......................................        (158)
 Proceeds on long-term debt......................................       1,200
                                                                     --------
    Net cash provided by financing activities....................         646
                                                                     --------
Net (decrease) in cash and cash equivalents......................    (103,930)
Cash and cash equivalents, beginning of period...................     528,392
                                                                     --------
Cash and cash equivalents, end of period.........................    $424,462
                                                                     ========
The Company issued shares of common stock and cash in connection with certain business combinations during the three months ended March 31, 1998. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:

Accounts receivable..............................................    $ 73,351
Inventories......................................................       1,022
Costs and earnings in excess of billings.........................      10,426
Prepaid expenses and other current assets........................       3,660
Property and equipment...........................................      11,520
Intangible assets................................................     175,132
Other assets.....................................................       2,526
Short-term debt..................................................      (7,113)
Accounts payable.................................................     (19,103)
Accrued liabilities..............................................     (14,052)
Billings in excess of costs and estimated earnings...............     (22,425)
Long-term debt...................................................      (2,909)
Other long-term liabilities......................................      (2,801)
                                                                     --------
    Net assets acquired..........................................    $209,234
                                                                     ========
These acquisitions were funded as follows:

Common stock, 5,088,049 shares...................................    $ 97,394
Cash, net of cash acquired.......................................     111,840
                                                                     --------
                                                                     $209,234
                                                                     ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATION CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--BASIS OF PRESENTATION

  Consolidation Capital Corporation, a Delaware corporation (the "Company"), was incorporated in September 1997. Ledecky Brothers L.L.C., ("LLC"), a limited liability corporation formed in February 1997, merged with and into the Company in September 1997 (the "Merger"). The sole member of LLC received, in connection with the Merger, 2,300,000 shares of Common Stock of the Company which represented all of the issued and outstanding shares of Common Stock, in exchange for 100% of his ownership interest in the LLC. The Merger was implemented to facilitate a public offering of securities. Because both of the organizations were under control of the sole owner, the Merger was accounted for on a historical cost basis.

  The Company is consolidating the facilities management industry with the intent to become a national single-source provider of facilities management services. Through December 31, 1997, the Company's operations consisted of organizational activities, research and analysis with respect to industry consolidations and acquisition opportunities, efforts to refine the Company's business strategy and meetings and negotiations with potential acquisition candidates. Activity for the period from inception to March 31, 1997 consisted only of minimal operating expenses and accordingly statements of operations and cash flows for the period of inception to March 31, 1997 would not provide meaningful information and have therefore not been presented.

  The Company completed an initial public offering of its Common Stock in December 1997, selling 27,850,000 shares of Common Stock and 500,000 shares of Convertible Non-Voting Common Stock and raising net proceeds of approximately $527,000.

  During the three months ended March 31, 1998, the Company acquired all of the outstanding stock of Service Management USA, Inc., Garfield Electric Company, Indecon, Inc., Riveria Electric Construction Co., Inc., SKC Electric, Inc., Town & Country Electric, Inc., Tri-City Electrical Contractors, Inc., Walker Engineering, Inc. and Wilson Electric Company, Inc. (the "Purchased Companies") in business combinations accounted for under the purchase method of accounting.

  The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of the Company, and the Purchased Companies from their respective acquisition dates.

  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1997.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Revenue recognition

  The Company utilizes the percentage-of-completion method of accounting for the recognition of revenues and costs of all significant installation contracts. Revenues are recognized according to the ratio of costs incurred to estimated total contract costs. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Maintenance and other service revenues are recognized as the services are performed.

                       CONSOLIDATION CAPITAL CORPORATION

                                MARCH 31, 1998


 Property and Equipment

  Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

 Goodwill

  Goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method, is being amortized on a straight-line basis over 40 years which is the estimated period benefitted. The recoverability of the unamortized balance of goodwill is assessed on an ongoing basis by comparing anticipated undiscounted future cash flows from operations to net book value.

NOTE 3--BUSINESS COMBINATIONS

  As discussed in Note 1, during the three months ended March 31, 1998, the Company completed nine business combinations, which were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired entities from the date of acquisition. The aggregate consideration paid for these acquisitions consisted of 5,088,049 shares of Common Stock and $118,368 in cash, including applicable professional fees.

  This purchase price does not include contingent consideration of up to $80,000 in cash and in shares of Common Stock based upon the performance of the various acquisitions.

  The total purchase price was allocated to the fair value of the net assets acquired resulting in goodwill of approximately $175,000. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined in consideration of restrictions on the sale and transferability of the shares issued. The shares generally will be subject to the following restrictions on resale: up to one-third of the shares may be resold beginning twelve months after their date of acquisition, the first one-third and an additional one-third may be resold beginning eighteen months after their date of acquisition and the first two-thirds and the remaining one-third may be resold beginning twenty-four months after their date of acquisition.

                       CONSOLIDATION CAPITAL CORPORATION

                                MARCH 31, 1998


  The following presents the unaudited pro forma results of operations of the Company for the three month periods ended March 31, 1997 and 1998, respectively, as if all of the acquisitions of the Purchase Companies had been consummated as of January 1, 1997. The pro forma results of operations reflect certain pro forma adjustments.

                                      THREE MONTHS THREE MONTHS
                                         ENDED        ENDED
                                       MARCH 31,    MARCH 31,
                                          1997         1998
                                      ------------ ------------
      Revenues                          $96,117      $102,810
      Net income                        $ 1,947      $  4,545
      Net income per share--Basic       $  0.14      $   0.13
      Net income per share--Dilutive    $  0.14      $   0.13

  The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred as of January 1, 1997 or the results that may occur in the future.

NOTE 4--SUBSEQUENT EVENTS

  Subsequent to March 31, 1998, the Company completed two business combinations for an aggregate consideration of 1,618,320 shares of Common Stock and the assumption of approximately $34,500 in debt, which was paid upon closing. Additionally, the Company has signed letters of intent or definitive agreements to acquire two janitorial maintenance management services businesses and seven electrical installation and maintenance services businesses. Total consideration which may be issued in connection with these pending acquisitions is $169,400 in cash and shares of Common Stock. Additionally, there is the potential for the payment of up to an additional $23,100 in cash and shares of Common Stock in connection with contingent consideration arrangements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "--Factors Affecting the Company's Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

                                 INTRODUCTION

  The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 1997 as filed on Form 10-K.

  Due to the Company's growth through acquisitions, comparisons of the historical results of the Company's operations have been and will continue to be affected primarily by the addition of acquired companies. In most instances, these dollar increases in the various revenues and expense components of the Company's results are due primarily to growth from acquisitions. Neither the magnitude nor the source of such changes is necessarily indicative of changes that will occur in the future.

                      CONSOLIDATED RESULTS OF OPERATIONS

  During the three months ended March 31, 1998, the Company acquired all of the outstanding stock of Service Management USA, Inc., Garfield Electric Company, Indecon, Inc., Riviera Electric Construction Co., Inc., SKC Electric, Inc., Town & Country Electric, Inc., Tri-City Electrical Contractors, Inc., Walker Engineering, Inc. and Wilson Electric Company, Inc. (the "Purchased Companies") in business combinations accounted for under the purchase method of accounting.

  The following discussion includes the results of Consolidation Capital Corporation and the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

  Through December 31, 1997, the Company's operations consisted of organizational activities, research and analysis with respect to industry consolidations and acquisition opportunities, efforts to refine the Company's business strategy and meetings and negotiations with potential acquisition candidates. Activity for the period from inception to March 31, 1997 consisted only of minimal operating expenses and accordingly statements of operations for the period of inception to March 31, 1997 would not provide meaningful information and have therefore not been presented.

THREE MONTHS ENDED MARCH 31, 1998

  The Company's revenues are derived primarily from the providing of janitorial maintenance management services and the electrical installation and maintenance services. For the three months ended March 31, 1998, approximately 14.7% and 85.3% of the Company's revenues were derived from janitorial maintenance management services and electrical installation and maintenance services, respectively.

  The Company's revenues are recognized as services are performed for maintenance and service contracts. Additionally, the Company utilizes the percentage-of-completion method of accounting for installation contracts. Under this method, revenues are recognized according to the ratio of costs incurred to estimated total contract costs. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

  Consolidated revenues were approximately $37.5 million for the three months ended March 31, 1998. These revenues were generated from the Purchased Companies which have been included since their respective dates of acquisition.

  Gross profit was approximately $7.3 million or 19.3% of revenues for the three months ended March 31, 1998.

  Selling, general and administrative expenses approximated $4.9 million, or 13.1% as a percentage of revenues. Selling, general and administrative expenses consist of general and administrative costs associated with the Company's corporate activities, selling, general and administrative costs of the Purchased Companies and goodwill amortization associated with the Purchased Companies. Selling, general and administrative costs as a percentage of revenues for the three months ended March 31, 1998 are disproportionately higher as a result of the Company's Corporate costs relative to the operating results which are only included since their respective dates of acquisition. Accordingly, the Company anticipates that selling, general and administrative costs as a percentage of revenues will decrease as the operating results of the acquisitions are included for the entire period.

  Interest income was approximately $6.7 million for the three months ended March 31, 1998. This interest income was generated from the Company's investment of the proceeds raised in its initial public offering in November 1997. This interest income represents an effective interest rate of 5.56%.

  Provision for income taxes was approximately $3.7 million for the three months ended March 31, 1998, reflecting an effective income tax rate of 41.4%. The effective income tax rates reflect the recording of tax provisions at the federal statutory rate of 35.0%, appropriate state and local taxes and the non-deductibility of certain goodwill amortization.

                        LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1998, the Company had cash and cash equivalents of $424.5 million and working capital of $446.8 million. Additionally, BT Alex. Brown Incorporated has provided the Company with a letter, dated October 29, 1997, in which BT confirms that, upon the Company's request, BT commits to use its best efforts to arrange and syndicate a $100 million senior secured revolving bank credit facility to be used by the Company for future acquisitions or other capital requirements. This bank credit facility may, under certain conditions to be mutually agreed upon, be increased up to a $500 million facility. The terms and conditions of any BT debt facility, including the fee arrangements, are subject to mutual agreement. Use of any such facility would likely be subject to conditions customary to facilities of this type, including restrictions on other indebtedness, mergers, acquisitions, dispositions and similar transactions. The Company may not succeed in obtaining a facility of any size or in negotiating terms satisfactory to the Company. Except for this proposed bank credit facility, the Company currently has no plan or intention to obtain additional capital through debt or equity financing in the next 12 months. If and when the Company requires additional financing for its acquisition program or for other capital requirements, the Company may be unable to obtain any such financing on terms that the Company deems acceptable.

  The Company also expects to utilize its Common Stock as a source of capital to provide a portion of the consideration paid to acquire certain companies. The Company believes that its cash and cash equivalents, cash flow from operations and its available authorized but unissued and unreserved shares of Common Stock that may be issued in acquisitions, will be sufficient to fund its operations and acquisition program through the end of 1998.

  During the three months ended March 31, 1998, net cash provided by operating activities was $7 million. Net cash used in investing activities was $111.6 million, which primarily consisted of $111.8 million used for acquisitions.

  The acquisitions completed during the three months ended March 31, 1998 of the Purchased Companies also provide for the potential payment of $80 million in cash and shares of common stock based upon the performance of companies.

  Subsequent to March 31, 1998 and through May 1, 1998, the Company completed two business combinations for an aggregate consideration of 1,618,320 shares of Common Stock and the assumption of approximately $34.5 million in debt which was paid at the time of closing.

  Additionally, the Company has signed letters of intent or definitive agreements to acquire two janitorial maintenance management services businesses and seven companies offering electrical installation and maintenance services. Total consideration which may be issued in connection with these pending acquisitions is $169.4 million in cash and shares of Common Stock. Additionally, there is the potential for the payment of up to an additional $23.1 million in cash and shares of Common Stock in connection with contingent consideration agreements.

                FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

  Quarterly results also may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in services provided by the Company and the timing of these services, general economic conditions, and the retroactive restatement in accordance with generally accepted accounting principles of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operations. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

                                   INFLATION

  The Company does not believe that inflation has had a material impact on its results of operations during the three months ended March 31, 1998.

                   FACTORS AFFECTING THE COMPANY'S BUSINESS

  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which describes a number of factors that may effect the Company's future operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  (i) Pursuant to Item 701(f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of the proceeds received by the Company in its IPO:

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

    (5) The aggregate offering price of the shares sold was $567,000,000.

    (6) The following expenses were incurred in connection with the IPO:

     Underwriting discounts and commissions........................ $38,640,000
     Expenses paid to or for underwriters..........................      60,000
     Accountants' fees.............................................     100,000
     Legal fees....................................................     315,000
     Printing expenses.............................................     255,000
     Miscellaneous filing fees and expense.........................     466,000
                                                                    -----------
                                                                    $39,836,000
                                                                    ===========

      Except as described under "Certain Relationships and Related Transactions" in the Company's annual report on Form 10-K, the payments referred to above were not made directly or indirectly to officers, directors, general partners of the issuer or their associates, or to any person owning 10% or more of any class of securities of the issuer, or to any officers of the issuer and were not direct or indirect payments to others.

    (7) The net offering proceeds were approximately $527,000,000.

    (8) From the effective date of the IPO registration statement to March 31, 1998, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

     Cash used in acquisitions.................................... $118,368,000
     Repayment of indebtedness owed to Jonathan Ledecky...........      309,000
                                                                   ------------
     Total........................................................ $118,677,000
                                                                   ============

      Corporate expenses of the Company have been funded in part by interest income on the investment of the IPO proceeds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

    11.1 Statement regarding computation of net income per share

    27 Financial Data Schedule

  (b) Reports on Form 8-K. During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

    i. Form 8-K dated January 9, 1997 and filed with the Commission on January 21, 1998 reporting information under Item 5. No financial statements were filed as part of this Form 8-K.

    ii. Form 8-K dated February 4, 1998 and filed with the Commission on February 17, 1998 reporting information under Items 2 and 7.

    Financial statements filed:

    (a) Financial Statements of Business Acquired

        (1) Consolidated financial statements of Service Management USA, Inc. as of December 31, 1995 and 1996 and for the years then ended and the nine months ended September 30, 1996 and

      Amendment No. 1 to Post Effective Amendment No. 2 of the
      Registration Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

        (2) Consolidated financial statements of Indecon, Inc. as of December 31, 1996 and 1997 and for the three years ended December 31, 1997--incorporated by reference to the Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 of the Registration Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

        (3) Consolidated financial statements of Riviera Electric Construction as of December 31, 1996 and 1997 and for the three years ended December 31, 1997--incorporated by reference to the Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 of the Registration Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

        (4) Consolidated financial statements of SKC Electric, Inc. as of December 31, 1996 and 1997 and for the years then ended and the three months ended December 31, 1995--incorporated by reference to the Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 of the Registration Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

        (5) Consolidated financial statements of Town & Country Electric, Inc. as of December 31, 1996 and 1997 and for the three years ended December 31, 1997--incorporated by reference to the Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 of the Registration Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

        (6) Consolidated financial statements of Tri-City Electrical Contractors, Inc. as of December 31, 1996 and 1997 and for the three years ended December 31, 1997--incorporated by reference to the Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 of the Registration Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

        (7) Consolidated financial statements of Wilson Electric Company, Inc. as of November 30, 1995, 1996 and 1997 and for the three years then ended--incorporated by reference to the Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 of the Registration Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

    (b) Pro Forma Financial Information

        (1) Pro forma information as of December 31, 1997 and for the year then ended--incorporated by reference to the Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 of the Registration
      Statement on Form S-1, filed on March 5, 1998 (File No. 333-42317).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Consolidation Capital Corporation

                                                    Jonathan J. Ledecky
May 14, 1998                              By:---------------------------------
------------                                      JONATHAN J. LEDECKY
  Date
                                                  CHIEF EXECUTIVE OFFICER


                                                    Timothy C. Clayton
May 14, 1998                              By:----------------------------------
------------                                        TIMOTHY C. CLAYTON
  Date
                                                  CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

 NO.                          EXHIBIT                           PAGE
 ---  -------------------------------------------------------   ----
 11.1 Statement regarding computation of net income per share
 27   Financial Data Schedule