Form 10-Q
period 1998-06-30
CONSOLIDATION CAPITAL CORP
filed 1998-08-14
CIK 1046304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

  OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER 0-23241

                       CONSOLIDATION CAPITAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       52-2054952
        (STATE OF OTHER JURISDICTION                          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 13, 1998, there were 42,958,536 shares of common stock outstanding and 500,000 shares of convertible non-voting common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       CONSOLIDATION CAPITAL CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheet as of December 31, 1997 and June 30,
    1998..............................................................     1
   Consolidated Statement of Operations for the three months ended
    June 30, 1998 and 1997 and for the six months ended June 30, 1998
    and 1997..........................................................     2
   Consolidated Statement of Stockholders' Equity for the six months
    ended June 30, 1998...............................................     3
   Consolidated Statement of Cash Flows for the six months ended June
    30, 1998 and 1997.................................................     4
   Notes to Consolidated Financial Statements.........................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    10
Item 3. Quantitative and Qualitative Disclosures about Market Risk....    14
PART II--OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.....................    14
Item 6. Exhibits and Reports on Form 8-K..............................    15
Signatures............................................................    16
Exhibit Index.........................................................

                                      (i)

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CONSOLIDATION CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       DECEMBER 31,  JUNE 30,
                                                           1997        1998
                                                       ------------ -----------
                                                                    (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................   $530,568    $333,317
  Accounts receivable, net............................     23,446     139,147
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................      2,781      15,210
  Prepaid expenses and other current assets...........      5,939      12,335
                                                         --------    --------
    Total current assets..............................    562,734     500,009
Property and equipment, net...........................      6,411      25,183
Goodwill, net.........................................        152     347,195
Other assets..........................................      1,967       6,633
                                                         --------    --------
    Total assets......................................   $571,264    $879,020
                                                         ========    ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt.....................................   $  3,967    $  3,875
  Accounts payable....................................      6,541      36,512
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................      1,225      43,818
  Income taxes payable................................        351       8,452
  Accrued compensation................................      2,237      18,242
  Accrued liabilities--other..........................      3,116      16,889
                                                         --------    --------
    Total current liabilities.........................     17,437     127,788
Long-term debt........................................     13,794       4,014
Other liabilities.....................................      1,486       4,355
                                                         --------    --------
    Total liabilities.................................     32,717     136,157
                                                         --------    --------
Stockholders' equity:
  Common stock, $.001 par value, 250,000,000 shares
   authorized, 32,871,712 and 42,494,726 shares issued
   and outstanding, respectively......................         33          42
  Convertible Non-Voting Common Stock, $.001 par
   value, 500,000 shares authorized, issued and
   outstanding........................................          1           1
  Additional paid-in capital..........................    528,613     712,441
  Accumulated other comprehensive income..............        292       1,046
  Retained earnings...................................      9,608      29,333
                                                         --------    --------
    Total stockholders' equity........................    538,547     742,863
                                                         --------    --------
    Total liabilities and stockholders' equity........   $571,264    $879,020
                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      THREE MONTHS            SIX MONTHS
                                     ENDED JUNE 30,         ENDED JUNE 30,
                                  ---------------------  ---------------------
                                     1998       1997        1998       1997
                                  ----------  ---------  ----------  ---------
Revenues........................  $  190,077  $  28,742  $  260,307  $  59,456
Cost of revenues................     147,841     23,544     204,000     49,180
                                  ----------  ---------  ----------  ---------
    Gross profit................      42,236      5,198      56,307     10,276
Selling, general and administra-
 tive expenses..................      22,992      3,859      33,554      8,144
Goodwill amortization...........       1,647                  1,971
Non-recurring acquisition
 costs..........................       1,147                  1,147
                                  ----------  ---------  ----------  ---------
    Operating income............      16,450      1,339      19,635      2,132
Other (income) expense:
  Interest expense..............         455        236         912        806
  Interest income...............      (5,602)      (113)    (12,603)      (244)
  Other, net....................          37        156      (1,118)      (815)
                                  ----------  ---------  ----------  ---------
Income before taxes.............      21,560      1,060      32,444      2,385
Provision for income taxes......       9,239        224      13,747        646
                                  ----------  ---------  ----------  ---------
Net income......................  $   12,321  $     836  $   18,697  $   1,739
                                  ==========  =========  ==========  =========
Net income per Common Share--Ba-
 sic............................  $     0.31  $    0.16  $     0.50  $    0.43
                                  ==========  =========  ==========  =========
Net income per Common Share--Di-
 luted..........................  $     0.30  $    0.15  $     0.48  $    0.40
                                  ==========  =========  ==========  =========
Weighted average shares
 outstanding - Basic............  40,105,135  5,216,581  37,319,254  4,079,359
                                  ==========  =========  ==========  =========
Weighted average shares out-
 standing - Diluted.............  41,300,982  5,526,030  38,560,722  4,388,808
                                  ==========  =========  ==========  =========


   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATION CAPITAL CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                           CONVERTIBLE
                                            NON-VOTING
                        COMMON STOCK       COMMON STOCK                ACCUMULATED
                     ------------------ ------------------ ADDITIONAL     OTHER                  TOTAL         TOTAL
                       SHARES             SHARES            PAID-IN-  COMPREHENSIVE RETAINED STOCKHOLDERS' COMPREHENSIVE
                     OUTSTANDING AMOUNT OUTSTANDING AMOUNT  CAPITAL      INCOME     EARNINGS    EQUITY        INCOME
                     ----------- ------ ----------- ------ ---------- ------------- -------- ------------- -------------
Balance, December
 31, 1997..........  32,871,712  $  33    500,000   $   1   $528,613     $  292     $ 9,608    $538,547
Transactions of
 Pooled Companies:
 Distributions
  paid.............                                             (446)                              (446)
 Adjustment to
  conform year end
  of Pooled
  Company..........                                                          76       1,242       1,318
 Stock issued upon
  exercise of op-
  tions............     115,116                                  217                                217
Issuance of common
 stock for acquisi-
 tions.............   9,507,898      9                       183,843                            183,852
Unrealized gain on
 marketable securi-
 ties--net of tax..                                                         678                     678       $   678
Net income.........                                              214                 18,483      18,697        18,697
                                                                                                              -------
Total comprehensive
 income............                                                                                           $19,375
                     ----------  -----    -------   -----   --------     ------     -------    --------       =======
Balance, June 30,
 1998 (unaudited)..  42,494,726  $  42    500,000   $   1   $712,441     $1,046     $29,333    $742,863
                     ==========  =====    =======   =====   ========     ======     =======    ========



   The accompanying notes are an integral part of these financial statements.

                       CONSOLIDATION CAPITAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
Cash flows from operating activities:
 Net income............................................... $  18,697  $  1,739
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................     3,953       590
  Proceeds from sales of marketable securities............               1,543
  (Gain) loss on disposal of equipment....................        12        (1)
  Net unrealized/realized gain on marketable securities...    (2,039)   (2,206)
  Deferred income taxes...................................     1,193
  Minority interest.......................................     1,450       465
  Changes in operating assets and liabilities:
   Accounts receivable....................................    (1,788)   (4,761)
   Costs and estimated earnings in excess of billings.....     2,625      (605)
   Prepaid expenses and other current assets..............    (2,191)     (249)
   Billings in excess of costs and estimated earnings.....     7,073     2,302
   Accounts payable.......................................     4,554      (901)
   Accrued liabilities....................................        98     2,548
  Change in other assets..................................      (325)      858
                                                           ---------  --------
    Net cash provided by operating activities.............    33,312     1,322
                                                           ---------  --------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired.........  (163,631)
 Purchases of property and equipment......................    (3,789)     (551)
 Proceeds on sale of equipment............................     3,323
 Other....................................................       181
                                                           ---------  --------
    Net cash used in investing activities.................  (163,916)     (551)
                                                           ---------  --------
Cash flows from financing activities:
 Net payments on short-term debt..........................   (29,182)     (415)
 Payments on long-term debt...............................   (40,813)     (220)
 Proceeds on long-term debt...............................     1,844     1,425
 Dividends paid...........................................      (446)     (100)
 Proceeds from related party loans........................       666       221
 Adjustments to conform year ends of pooled companies.....     1,242
 Proceeds from issuance of stock on options exercised.....       217
 Distributions to minority partners.......................      (175)     (353)
                                                           ---------  --------
    Net cash provided by (used in) financing activities...   (66,647)      558
                                                           ---------  --------
Net (decrease) increase in cash and cash equivalents......  (197,251)    1,329
Cash and cash equivalents, beginning of period............   530,568     1,139
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $ 333,317  $  2,468
                                                           =========  ========
The Company issued shares of common stock and cash in connection with certain business combinations during the six months ended
 June 30, 1998. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:
Accounts receivable.......................................            $109,961
Inventories...............................................               1,317
Costs and earnings in excess of billings..................              17,913
Prepaid expenses and other current assets.................               4,791
Property and equipment....................................              18,408
Intangible assets.........................................             347,730
Other assets..............................................               6,839
Short-term debt...........................................             (23,103)
Accounts payable..........................................             (28,041)
Accrued liabilities.......................................             (30,882)
Billings in excess of costs and estimated earnings........             (36,875)
Long-term debt............................................             (37,774)
Other long-term liabilities...............................              (2,801)
                                                                      --------
Net assets acquired.......................................            $347,483
                                                                      ========
These acquisitions were funded as follows:
Common stock, 9,507,898 shares............................            $183,852
Cash, net of cash acquired................................             163,631
                                                                      --------
                                                                      $347,483
                                                                      ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATION CAPITAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

  The Company is consolidating the facilities services industry with the intent to become a national single-source provider of facilities services. Through December 31, 1997, the Company's operations consisted of organizational activities, research and analysis with respect to industry consolidations and acquisition opportunities, efforts to refine the Company's business strategy and meetings and negotiations with potential acquisition candidates. The Company completed an initial public offering of its Common Stock in December 1997, selling 27,850,000 shares of Common Stock and 500,000 shares of Convertible Non-Voting Common Stock and raising net proceeds of approximately $527,000.

  During the six months ended June 30, 1998, the Company acquired all of the outstanding stock of Service Management USA, Inc., Garfield Electric Company, Indecon, Inc., Riviera Electric Construction Co., Inc., SKC Electric, Inc., Town & Country Electric, Inc., Tri-City Electrical Contractors, Inc., Walker Engineering, Inc., Wilson Electric Company, Inc., United Service Solutions, Inc., G.S. Group, Inc., Taylor Electric, Inc., Regency Electric Company, Inc., National Network Services, Inc. and Riviera Electric of California, Inc. (the "Purchased Companies") in business combinations accounted for under the purchase method of accounting. The accompanying consolidated financial statements include the accounts of the Purchased Companies from their respective acquisition dates.

  Additionally, during the three months ended June 30, 1998, the Company acquired all of the outstanding common stock of Perimeter Maintenance Corporation, Crest International LLC, Spann Building Maintenance Company and The Lewis Companies, Inc. (collectively, the "Pooled Companies") in business combinations accounted for under the pooling-of-interests method of accounting. Accordingly, the accompanying consolidated financial statements give retroactive effect to these pooling-of-interests business combinations for all periods presented.

  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair presentation of such operations. All such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1997, and the Company's audited supplemental consolidated financial statements included in the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on August 3, 1998.

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

                       CONSOLIDATION CAPITAL CORPORATION

                                 JUNE 30, 1998


 Property and Equipment

  Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. Buildings are amortized over a period of 40 years.

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

 Other Comprehensive Income

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 during the first quarter of 1998. Prior periods have been reclassified for comparative purposes.

  The Company's other comprehensive income consists of unrealized gains on marketable securities, net of applicable taxes.

 Non-Recurring Acquisition Costs

  Non-recurring acquisition costs consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

 New Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 for the year ending December 31, 1998. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

NOTE 3--BUSINESS COMBINATIONS

 Purchase Method

  As discussed in Note 1, during the six months ended June 30, 1998, the Company completed fifteen business combinations, that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired entities from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 9,507,898 shares of Common Stock, $187,022 in cash, including applicable professional fees, and the assumption of approximately $33,847 in debt, which was paid at closing.

                       CONSOLIDATION CAPITAL CORPORATION

                                 JUNE 30, 1998

  The aggregate purchase price does not include contingent consideration of up to $98,552 in cash and in shares of Common Stock based upon the performance of the businesses acquired.

  The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of approximately $348,000. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined in consideration of restrictions on the sale and transferability of the shares issued. The shares generally will be subject to the following restrictions on resale: up to one-third of the shares may be resold beginning twelve months after their date of acquisition, the first one-third and an additional one-third may be resold beginning eighteen months after their date of acquisition and the first two-thirds and the remaining one-third may be resold beginning twenty-four months after their date of acquisition.

  The following presents the unaudited pro forma results of operations of the Company for the three and six month periods ended June 30, 1998 and 1997, respectively, as if all of the acquisitions of the Purchased Companies had been consummated as of January 1, 1997. The pro forma results of operations reflect certain pro forma adjustments.

                                       THREE MONTHS     SIX MONTHS ENDED
                                      ENDED JUNE 30,        JUNE 30,
                                     ----------------- ------------------
                                       1998     1997     1998     1997
                                     -------- -------- -------- ---------
      Revenues                       $222,386 $194,759 $426,232 $ 372,557
      Net income                     $ 14,574 $  7,690 $ 24,142 $  12,776
      Net income per share--Basic    $   0.34 $   0.29 $   0.57 $    0.48
      Net income per share--Diluted  $   0.33 $   0.29 $   0.55 $    0.48

  The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred as of January 1, 1997 or the results that may occur in the future.

 Pooling-of-Interests Method

  During the three months ended June 30, 1998, the Company issued 2,836,828 shares of Common Stock to acquire four companies in business combinations accounted for under the pooling-of-interests method. Additionally, one of the Pooled Companies had previously existing vested stock options which were converted into stock options for 403,389 shares of the Company's Common Stock (the "Replacement Options"). The Replacement Options are fully vested and have an exercise price of $4.84 per share.

  The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. The Lewis Companies, Inc. ("Lewis") previously reported on a fiscal year ending June 30. As such, financial information for the three- and six-month fiscal periods ended December 31, 1996 of Lewis were combined with Consolidation Capital Corporation's financial information for the three- and six-month periods ended June 30, 1997, respectively, for purposes of the related statements of operations, of stockholders' equity and of cash flows. The net income of Lewis for the six months July 1, 1997 to December 31, 1997 are reflected as an adjustment to the Company's retained earnings during the three-month period ended March 31, 1998. This net adjustment of $1,242 is comprised of $30,774 of revenues, partially offset by $29,532 of costs and expenses. Commencing on January 1, 1998, the year end of Lewis was changed to December 31.

                       CONSOLIDATION CAPITAL CORPORATION

                                 JUNE 30, 1998


  The following presents the separate results, in each of the periods presented, of Consolidation Capital Corporation (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                               CONSOLIDATION  POOLED
                                                  CAPITAL    COMPANIES COMBINED
                                               ------------- --------- --------
For the three months ended June 30, 1997
  Revenues....................................   $    --      $28,742  $ 28,742
  Net income..................................        --          836       836
For the three months ended June 30, 1998
  Revenues....................................   $162,053     $28,024  $190,077
  Net income..................................      8,946       3,375    12,321
For the six months ended June 30, 1997
  Revenues....................................   $    --      $59,456  $ 59,456
  Net income..................................        --        1,739     1,739
For the six months ended June 30, 1998
  Revenues....................................   $199,550     $60,757  $260,307
  Net income..................................     14,209       4,488    18,697

NOTE 4--COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                               DECEMBER 31, 1997 JUNE 30, 1998
                                               ----------------- -------------
                                                                  (UNAUDITED)
Costs incurred on uncompleted contracts.......      $30,606        $479,051
Estimated earnings............................        6,474         131,611
                                                    -------        --------
                                                     37,080         610,662
Less: Billings to date........................       35,524         639,270
                                                    -------        --------
                                                    $ 1,556        $(28,608)
                                                    =======        ========
Costs and estimated earnings in excess of
 billings on uncompleted contracts............      $ 2,781        $ 15,210
Billings in excess of costs and estimated
 earnings on uncompleted contracts............        1,225          43,818
                                                    -------        --------
                                                    $ 1,556        $(28,608)
                                                    =======        ========

NOTE 5--STOCK PURCHASE AND AWARD PLANS

  In addition to the Replacement Options (see Note 3, "Business Combinations"), in connection with business combinations consummated during the period from January 1, 1998 through June 30, 1998, the Company has granted options for approximately 765,846 shares of the Company's Common Stock, and is expected to issue options for an additional 987,635 shares of the Company's Common Stock, under the Company's Long-Term Incentive Plan. All options vest over a four year period from date of grant. These options have been, or will be, granted with an exercise price equal to the market price of the Company's Common Stock at the date of grant.

NOTE 6--NET EARNINGS PER SHARE

  The Company has adopted SFAS No. 128 "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income by the Company's weighted average shares of Common Stock outstanding. Diluted EPS is computed by dividing net income by the Company's weighted average shares of Common Stock outstanding and dilutive Common Stock equivalents. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six month periods ended June 30, 1998 and 1997.

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                  ---------------------- ----------------------
                                     1998        1997       1998        1997
                                  ----------- ---------- ----------- ----------
Basic earnings per share:
 Net income...................... $    12,321 $      836 $    18,697 $    1,739
 Weighted average shares
  outstanding--Basic.............  40,105,135  5,216,581  37,319,254  4,079,359
                                  ----------- ---------- ----------- ----------
 Net income per share--Basic..... $      0.31 $     0.16 $      0.50 $     0.43
                                  =========== ========== =========== ==========
Diluted earnings per share:
 Net income...................... $    12,321 $      836 $    18,697 $    1,739
 Weighted average shares
  outstanding--Basic.............  40,105,135  5,216,581  37,319,254  4,079,359
 Convertible Non-Voting Common
  Stock..........................     500,000        --      500,000        --
 Common stock equivalents from
  stock options and warrants.....     599,506    309,449     693,297    309,449
 Contingently issuable shares....      96,341        --       48,171        --
                                  ----------- ---------- ----------- ----------
 Total weighted average shares
  outstanding--Diluted...........  41,300,982  5,526,030  38,560,722  4,388,808
                                  ----------- ---------- ----------- ----------
 Net income per share--Diluted... $      0.30 $     0.15 $      0.48 $     0.40
                                  =========== ========== =========== ==========

  Outstanding stock options to purchase 634,468 shares of Common Stock as of June 30, 1998 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock during the period.

NOTE 7--CONTINGENCY RESOLUTION

  During 1996, Lewis entered into a contract to provide electrical design, engineering and installation services for a power plant in Argentina (the "Argentina Project"). A dispute developed as to the amount to be paid to Lewis in connection with certain project scope changes. The disputed matters were submitted to a binding arbitration process. Because of the uncertainty surrounding the outcome of the litigation, Lewis wrote off a substantial amount of the receivables related to this project in 1996. In May 1998, Lewis was awarded $12,400 by the arbitration panel and this amount was received in June 1998. Lewis recognized an after tax gain of approximately $1,300 during the second quarter of 1998 in connection with this matter.

NOTE 8--SUBSEQUENT EVENTS

  Subsequent to June 30, 1998, the Company completed two business combinations to be accounted for under the purchase method for an aggregate consideration of 463,810 shares of Common Stock and approximately $10,310 in cash. Additionally, there is the potential for the payment of up to an additional $3,825 in cash and shares of Common Stock in connection with contingent consideration arrangements. The Company has also announced that it has signed letters of intent to acquire three janitorial maintenance management services businesses and two electrical and mechanical installation and maintenance services businesses. Total consideration which may be issued in connection with these pending acquisitions is $139,418 in cash and shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                 INTRODUCTION

  The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 1997 as filed on Form 10-K, and the Company's audited supplemental consolidated financial statements as filed in the Company's Registration Statement on Form S-4 (File No. 333-60053) filed on August 3, 1998.

  Founded in February 1997, Consolidation Capital Corporation is consolidating the facilities services industry with the intent to become a national single-source provider of facilities services. The Company completed its IPO in December 1997 raising net proceeds of approximately $527,000,000. The proceeds are being used by the Company primarily in its acquisition program, although some are being used to fund operations of the Company.

  During the six months ended June 30, 1998, the Company acquired all of the outstanding stock of Service Management USA, Inc., Garfield Electric Company, Indecon, Inc., Riviera Electric Construction Co., Inc., SKC Electric, Inc., Town & Country Electric, Inc., Tri-City Electrical Contractors, Inc., Walker Engineering, Inc., Wilson Electric Company, Inc., United Service Solutions, Inc., G.S. Group, Inc., Taylor Electric, Inc., Regency Electric Company, Inc., National Network Services, Inc. and Riviera Electric of California, Inc. (the "Purchased Companies") in business combinations accounted for under the purchase method of accounting. The following discussion includes the results of the Purchased Companies from their respective acquisition dates.

  Additionally, during the three months ended June 30, 1998, the Company acquired all of the outstanding stock of Perimeter Maintenance Corporation, Crest International LLC, Spann Building Maintenance Company and The Lewis Companies, Inc. (collectively, the "Pooled Companies") in business combinations accounted for under the pooling-of-interests method of accounting. Accordingly, the following discussion includes the results of the Pooled Companies for all periods presented.

  Subsequent to June 30, 1998 and through August 13, 1998, the Company completed two business combinations for an aggregate consideration of 463,810 shares of Common Stock and approximately $10.3 million in cash. Additionally, there is the potential for the payment of up to an additional $3.8 million in cash and shares of Common Stock in connection with contingent consideration agreements.

  The Company has also announced that it has signed letters of intent to acquire three janitorial maintenance management services businesses and two electrical and mechanical installation and maintenance services business. Total consideration which may be issued in connection with these pending acquisitions is $139.4 million in cash and shares of Common Stock.

  Due to the Company's growth through acquisitions, comparisons of the historical results of the Company's operations have been and will continue to be affected primarily by the addition of acquired companies. In most instances, increases in the various revenues and expense components of the Company's results are due primarily to growth from acquisitions. Neither the magnitude nor the source of such changes is necessarily indicative of changes that will occur in the future.

  The Company's revenues are derived primarily from the providing of janitorial maintenance management services, electrical installation and maintenance services and mechanical installation and maintenance services. For the three and six months ended June 30, 1998, approximately 20.6%, 72.8% and 6.6% and 23.8%, 71.4% and 4.8% of the Company's revenues were derived from janitorial maintenance management services, electrical installation and maintenance services and mechanical installation and maintenance services, respectively.

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

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 for the year ending December 31, 1998. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

                      CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

  Revenues. Consolidated revenues for the three months ended June 30, 1998 increased $161.3 million, or 561.3%, to $190.1 million from $28.7 million for the three months ended June 30, 1997. This increase was primarily as a result of the acquisition of the Purchased Companies during the six months ended June 30, 1998, which have been included since their respective dates of acquisition, and, to a lesser extent, an increase in the revenues of the Pooled Companies.

  Gross profit. Gross profit for the three months ended June 30, 1998 increased $37.0 million, or 712.5%, to $42.2 million from $5.2 million for the three months ended June 30, 1997. This increase is primarily as a result of the acquisition of the Purchased Companies. Gross profit as a percentage of revenues ("gross margin") increased to 22.2% for the three months ended June 30, 1998 from 18.1% for the three months ended June 30, 1997. This increase in the gross margin is primarily attributable to the higher gross margins of the Purchased Companies and, to a lesser extent, an increase in the gross margin as a result of the Argentina settlement at The Lewis Companies, Inc. as discussed in Note 7 to the accompanying financial statements.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 1998 increased $21.9 million, or 568.2%, to $25.8 million from $3.9 million for the three months ended June 30, 1997. This increase is primarily attributable to the selling, general and administrative expenses of the Purchased Companies, the goodwill amortization associated with the Purchased Companies and the general and administrative costs of the Company's corporate activities. Selling, general and administrative expenses as a percentage of revenues increased to 13.6% for the three months ended June 30, 1998 from 13.4% for the three months ended June 30, 1997.

  Goodwill amortization. Goodwill amortization increased to $1.6 million for the three months ended June 30, 1998 as a result of the goodwill recorded in conjunction with the Purchased Companies.

  Non-recurring acquisition costs. Non-recurring acquisition costs consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

  Other income, net. Other income, net for the three months ended June 30, 1998 increased $5.4 million, or 1931.5%, to $5.1 million from other expense of $.3 million for the three months ended June 30, 1997. This increase is primarily attributable to the interest income of $4.9 million generated from the investment of the proceeds raised in the Company's initial public offering in December 1997.

  Provision for income taxes. The provision for income taxes for the three months ended June 30, 1998 increased $9.0 million, to $9.2 million from $.2 million for the three months ended June 30, 1997, reflecting an effective tax rate of 42.9% and 21.1%, respectively. The increase in the effective rate is primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus certain of the Pooled Companies which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company and the non-deductibility of certain acquisition costs and certain goodwill amortization.

SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1997

  Revenues. Consolidated revenues for the six months ended June 30, 1998 increased $200.8 million, or 337.8%, to $260.3 million from $59.5 million for the six months ended June 30, 1997. This increase was primarily as a result of the acquisition of the Purchased Companies during the six months ended June 30, 1998, which have been included since their respective dates of acquisition, and, to a lesser extent, an increase in the revenues of the Pooled Companies.

  Gross profit. Gross profit for the six months ended June 30, 1998 increased $46.0 million, or 447.9%, to $56.3 million from $10.3 million for the six months ended June 30, 1997. This increase is primarily as a result of the acquisition of the Purchased Companies. Gross margin increased to 21.6% for the six months ended June 30, 1998, from 17.3% for the six months ended June 30, 1997. This increase in the gross margin is primarily attributable to the higher gross margins of the Purchased Companies, and, to a lesser extent, an increase in the gross margin at The Lewis Companies, Inc. as discussed in Note 7 to the accompanying financial statements.

  Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 1998 increased $28.5 million, or 350.3%, to $36.7 million from $8.1 million for the six months ended June 30, 1997. Selling, general and administrative expenses as a percentage of revenues increased to 14.1% for the six months ended June 30, 1998 from 13.7% for the six months ended June 30, 1997. These increases are primarily attributable to the higher selling, general and administrative expenses of the Purchased Companies, the goodwill amortization associated with the Purchased Companies and the general and administrative costs of the Company's corporate activities.

  Goodwill amortization. Goodwill amortization increased to $2.0 million for the six months ended June 30, 1998 as a result of the goodwill recorded in conjunction with the Purchased Companies.

  Non-recurring acquisition costs. Non-recurring acquisition costs consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

  Other income, net. Other income, net for the six months ended June 30, 1998 increased $12.6 million, or 4962.8% to $12.8 million from $.3 million for the six months ended June 30, 1997. This increase is primarily attributable to the interest income of $11.6 million generated from the investment of the proceeds raised in the Company's initial public offering in December 1997 and approximately a $1.9 million gain on the sale of marketable securities.

  Provision for income taxes. The provision for income taxes for the six months ended June 30, 1998 increased $13.1 million, to $13.7 million from $.6 million for the six months ended June 30, 1997, reflecting an effective tax rate of 42.4% and 27.1% respectively. The increase in the effective rate is primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus certain of the Pooled Companies which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company, and the non-deductibility of certain acquisition costs and certain goodwill amortization.

                        LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998, the Company had cash and cash equivalents of $333.3 million and working capital of $372.2 million. Additionally, BT Alex. Brown Incorporated has provided the Company with a letter, dated May 12, 1998, in which BT confirms that, upon the Company's request, BT commits to use its best efforts to arrange and syndicate a $100 million senior secured revolving bank credit facility to be used by the Company for future acquisitions or other capital requirements. This bank credit facility may, under certain conditions to be mutually agreed upon, be increased up to a $500 million facility. The terms and conditions of any BT debt facility, including the fee arrangements, are subject to mutual agreement. Use of any such facility would likely be subject to conditions customary to facilities of this type, including restrictions on other indebtedness, mergers, acquisitions, dispositions and similar transactions. The Company may not succeed in obtaining a facility of any size or in negotiating terms satisfactory to the Company. Except for this proposed bank credit facility, the Company currently has no plan or intention to obtain additional capital through debt or equity financing in the next 12 months. If and when the Company requires additional financing for its acquisition program or for other capital requirements, the Company may be unable to obtain any such financing on terms that the Company deems acceptable.

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

  During the six months ended June 30, 1998, net cash provided by operating activities was $33.3 million. Net cash used in investing activities was $163.9 million, which primarily consisted of $163.6 million used for acquisitions.

  The acquisitions completed during the six months ended June 30, 1998 of the Purchased Companies also provide for the potential payment of approximately $99 million in cash and shares of the Company's Common Stock based upon the performance of the Purchased Companies.

                FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

  Quarterly results may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in services provided by the Company and the timing of these services, general economic conditions, and the retroactive restatement in accordance with generally accepted accounting principles of the Company's consolidated financial statements for acquisitions accounted for under the pooling-of-interests method. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operations. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

                                   INFLATION

  The Company does not believe that inflation has had a material impact on its results of operations during the three or six months ended June 30, 1998.

                                YEAR 2000 ISSUE

  The Company has begun to assess whether its business systems, products and services could be affected by the year 2000 issue. The year 2000 issue refers to a number of date-related problems that may affect information technology ("IT") and non-IT systems, including codes imbedded in chips and other hardware devices. These problems include systems that identify a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than the year "2000."

  The Company plans to complete the assessment of the impact of the year 2000, formalize its plan to resolve the issues and begin to implement the plan by December 1998. In assessing the impact of the year 2000, the Company will also take into account the impact of the year 2000 on its vendors, suppliers, major customers and other third parties with which the Company has material relationships. At this time, the Company cannot assess the extent to which it will be dependent upon third parties to identify or address such issues and does not have an estimate of the cost of compliance. Any failure by the Company to ensure that its systems or the systems of vendors, suppliers or other third parties with which the Company has material relationships are year 2000 compliant could have a material adverse effect on the Company's operations. Any failure of the Company's business systems, products or services to perform could result in claims against the Company.

                   FACTORS AFFECTING THE COMPANY'S BUSINESS

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-4 (File No. 333-60053) filed with the Securities and Exchange Commission on August 3, 1998. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


  Not applicable

                           PART II-OTHER INFORMATION

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

    (8) From the effective date of the IPO registration statement to June 30, 1998, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

     Cash used in acquisitions.................................... $187,022,000
     Repayment of indebtedness owed to Jonathan Ledecky...........      309,000
                                                                   ------------
     Total........................................................ $187,331,000
                                                                   ============

      Corporate expenses of the Company have been funded in part by interest income on the investment of the IPO proceeds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

    11.1Statement regarding computation of net income per share

    27Financial Data Schedule

  (b) Reports on Form 8-K. During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

    i. Form 8-K dated March 11, 1998 and filed with the Commission on March 25, 1998 (and amended on May 13, 1998) reporting information under Items 2 and 7. The financial statements otherwise required had been previously filed and were not filed as part of this Form 8-K.

    ii. Form 8-K dated May 22, 1998 and filed with the Commission on June 5, 1998 reporting information under Items 2 and 7. The financial statements otherwise required had been previously filed and were not filed as part of this Form 8-K.

    iii. Form 8-K dated June 24, 1998 and filed with the Commission on July 8, 1998 reporting information under Items 2 and 7. The financial statements otherwise required had been previously filed and were not filed as part of this Form 8-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Consolidation Capital Corporation

                                                    Jonathan J. Ledecky
August 14, 1998                           By:__________________________________
-----------
                                                    JONATHAN J. LEDECKY
  Date
                                                  CHIEF EXECUTIVE OFFICER


                                                    Timothy C. Clayton
August 14, 1998                           By:__________________________________
-----------
                                                    TIMOTHY C. CLAYTON
  Date
                                                  CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

 NO.                          EXHIBIT                           PAGE
 ---  -------------------------------------------------------   ----
 11.1 Statement regarding computation of net income per share
 27   Financial Data Schedule