Form 10-Q
period 1998-09-30
BUILDING ONE SERVICES CORP
filed 1998-11-16
CIK 1046304

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

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

  OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM                   TO

                        COMMISSION FILE NUMBER 0-23241

                       BUILDING ONE SERVICES CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       52-2054952
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

   800 CONNECTICUT AVENUE, NW, SUITE 1111
              WASHINGTON, D.C.                                     20006
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                (202) 261-6000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        THE COMPANY'S FORMER NAME WAS CONSOLIDATION CAPITAL CORPORATION (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 13, 1998, there were 44,960,179 shares of common stock outstanding and 500,000 shares of convertible non-voting common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       BUILDING ONE SERVICES CORPORATION

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheet as of December 31, 1997 and September
    30, 1998..........................................................     1
   Consolidated Statement of Operations for the three months ended
    September 30, 1998 and 1997 and for the nine months ended Septem-
    ber 30, 1998 and 1997.............................................     2
   Consolidated Statement of Stockholders' Equity for the nine months
    ended September 30, 1998..........................................     3
   Consolidated Statement of Cash Flows for the nine months ended Sep-
    tember 30, 1998 and 1997..........................................     4
   Notes to Consolidated Financial Statements.........................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    10
Item 3. Quantitative and Qualitative Disclosures about Market Risk....    15
PART II--OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.....................    15
Item 4. Submission of Matters to a Vote of Security Holders...........    16
Item 5. Other Events..................................................    16
Item 6. Exhibits and Reports on Form 8-K..............................    16
Signatures............................................................    17
Exhibit Index.........................................................

                                      (i)

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BUILDING ONE SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1997         1998
                                                     ------------ -------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $534,294     $272,022
  Accounts receivable, net..........................     34,771      205,502
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................      3,298       20,410
  Prepaid expenses and other current assets.........      6,047       12,955
                                                       --------     --------
    Total current assets............................    578,410      510,889
Property and equipment, net.........................      7,091       31,718
Goodwill, net.......................................        152      404,528
Other assets........................................      2,011        4,674
                                                       --------     --------
    Total assets....................................   $587,664     $951,809
                                                       ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...................................   $  3,967     $  3,864
  Accounts payable..................................     12,530       57,256
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................      4,322       59,361
  Income taxes payable..............................        351        9,300
  Accrued compensation..............................      4,130       31,796
  Accrued liabilities--other........................      4,926       17,970
                                                       --------     --------
    Total current liabilities.......................     30,226      179,547
Long-term debt......................................     13,794        3,094
Other liabilities...................................      1,486        3,028
                                                       --------     --------
    Total liabilities...............................     45,506      185,669
                                                       --------     --------
Stockholders' equity:
  Common stock, $.001 par value, 250,000,000 shares
   authorized, 34,411,168 and 44,160,179 shares is-
   sued and outstanding, respectively...............         35           44
  Convertible Non-Voting Common Stock, $.001 par
   value, 500,000 shares authorized, issued and
   outstanding......................................          1            1
  Additional paid-in capital........................    532,222      748,276
  Accumulated other comprehensive income (loss).....        292          (15)
  Treasury stock....................................                 (27,048)
  Retained earnings.................................      9,608       44,882
                                                       --------     --------
    Total stockholders' equity......................    542,158      766,140
                                                       --------     --------
    Total liabilities and stockholders' equity......   $587,664     $951,809
                                                       ========     ========

   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      THREE MONTHS           NINE MONTHS
                                  ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                  ---------------------  ---------------------
                                     1998       1997        1998       1997
                                  ----------  ---------  ----------  ---------
Revenues........................  $  265,741  $  41,603  $  551,325  $ 127,813
Cost of revenues................     207,280     34,075     431,318    105,531
                                  ----------  ---------  ----------  ---------
    Gross profit................      58,461      7,528     120,007     22,282
Selling, general and administra-
 tive expenses..................      31,999      5,212      70,281     16,594
Goodwill amortization...........       2,405                  4,376
Non-recurring acquisition
 costs..........................                              1,147
                                  ----------  ---------  ----------  ---------
    Operating income............      24,057      2,316      44,203      5,688
Other (income) expense:
  Interest expense..............         239        396       1,151      1,202
  Interest income...............      (4,299)       (43)    (16,964)      (322)
  Other, net....................          66        (78)       (508)      (893)
                                  ----------  ---------  ----------  ---------
Income before taxes.............      28,051      2,041      60,524      5,701
Provision for income taxes......      11,412        433      25,135      1,079
                                  ----------  ---------  ----------  ---------
Net income......................  $   16,639  $   1,608  $   35,389  $   4,622
                                  ==========  =========  ==========  =========
Net income per Common Share--Ba-
 sic............................  $     0.38  $    0.25  $     0.87  $    0.75
                                  ==========  =========  ==========  =========
Net income per Common Share--Di-
 luted..........................  $     0.37  $    0.23  $     0.85  $    0.71
                                  ==========  =========  ==========  =========
Weighted average shares
 outstanding--Basic.............  44,159,551  6,562,035  40,655,279  6,125,692
                                  ==========  =========  ==========  =========
Weighted average shares out-
 standing--Diluted..............  45,293,114  6,982,920  41,860,216  6,546,577
                                  ==========  =========  ==========  =========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                           CONVERTIBLE
                                            NON-VOTING
                      COMMON STOCK         COMMON STOCK                ACCUMULATED
                   -------------------  ------------------ ADDITIONAL     OTHER                            TOTAL         TOTAL
                     SHARES               SHARES            PAID-IN-  COMPREHENSIVE TREASURY  RETAINED STOCKHOLDERS' COMPREHENSIVE
                   OUTSTANDING  AMOUNT  OUTSTANDING AMOUNT  CAPITAL   INCOME (LOSS)  STOCK    EARNINGS    EQUITY        INCOME
                   -----------  ------  ----------- ------ ---------- ------------- --------  -------- ------------- -------------
Balance, December
31, 1997.........  34,411,168   $  35     500,000   $   1   $532,222      $ 292               $ 9,608    $542,158
Transactions of
Pooled Companies:
 Distributions
 paid............                                             (2,222)                                      (2,222)
 Adjustment to
 conform year end
 of Pooled
 Company.........                                                         (110)                 1,204       1,094
 Stock issued
 upon exercise of
 options.........     115,116                                    217                                          217
Issuance of com-
mon stock for ac-
quisitions.......  11,472,596      11                        216,566                                      216,577
Stock issued un-
der employee
stock purchase
plan.............      16,299                                    174                                          174
Stock repur-
chase............  (1,855,000)     (2)                                              $(27,048)            (27,050)
Unrealized loss
on marketable se-
curities--net of
tax..............                                                         (197)                             (197)       $ (197)
Net income.......                                              1,319                           34,070      35,389        35,389
                                                                                                                        -------
Total
comprehensive
income...........                                                                                                       $35,192
                   ----------   -----     -------   -----   --------      -----     --------  -------    --------       =======
Balance,
September 30,
1998 ............  44,160,179   $  44     500,000   $   1   $748,276      $(15)     $(27,048) $44,882    $766,140
                   ==========   =====     =======   =====   ========      =====     ========  =======    ========



  The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -------------------
                                                              1998      1997
                                                            ---------  --------
Cash flows from operating activities:
 Net income................................................ $  35,389  $ 4,622
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................     8,073    1,056
  Loss on disposal of equipment............................        27
  Net realized gain on available-for-sale securities.......             (2,206)
  Deferred income taxes....................................      (147)      27
  Minority interest........................................     1,279      735
  Changes in operating assets and liabilities:
   Accounts receivable.....................................   (11,592)  (6,608)
   Costs and estimated earnings in excess of billings......     1,187   (1,486)
   Prepaid expenses and other current assets...............    (2,398)    (452)
   Billings in excess of costs and estimated earnings......    12,871    1,774
   Accounts payable........................................    (1,645)      36
   Accrued liabilities.....................................     9,708    4,062
  Change in other assets...................................       218    1,264
                                                            ---------  -------
    Net cash provided by operating activities..............    52,970    2,824
                                                            ---------  -------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired..........  (201,752)
 Purchases of property and equipment.......................    (6,850)    (876)
 Proceeds on sale of equipment.............................       855
 Proceeds from sales of available-for-sale securities......              1,543
 Other.....................................................        15
                                                            ---------  -------
    Net cash provided by (used in) investing activities....  (207,732)     667
                                                            ---------  -------
Cash flows from financing activities:
 Net payments on short-term debt...........................   (42,152)    (225)
 Payments on long-term debt................................   (41,282)    (338)
 Proceeds from long-term debt..............................     1,942    1,323
 Dividends paid............................................    (2,222)  (1,761)
 Proceeds from related party loans.........................       629      237
 Payments on related party loans...........................       (82)    (387)
 Adjustments to conform year ends of pooled companies......     2,491
 Proceeds from issuance of stock on options exercised......       217
 Proceeds from issuance of stock under employee stock
  purchase plan............................................       174
 Distributions to minority partners........................      (175)    (353)
 Purchase of treasury stock................................   (27,050)
                                                            ---------  -------
    Net cash (used in) financing activities................  (107,510)  (1,504)
                                                            ---------  -------
Net (decrease) increase in cash and cash equivalents.......  (262,272)   1,987
Cash and cash equivalents, beginning of period.............   534,294    3,142
                                                            ---------  -------
Cash and cash equivalents, end of period................... $ 272,022  $ 5,129
                                                            =========  =======
The Company issued shares of common stock and cash in connection with certain business combinations during the nine months ended September 30, 1998. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:
Accounts receivable........................................ $ 153,907
Inventories................................................     2,013
Costs and earnings in excess of billings...................    22,162
Prepaid expenses and other current assets..................     5,092
Property and equipment.....................................    23,421
Intangible assets..........................................   406,478
Other assets...............................................     6,962
Short-term debt............................................   (29,358)
Accounts payable...........................................   (46,412)
Accrued liabilities........................................   (35,393)
Billings in excess of costs and estimated earnings.........   (47,210)
Long-term debt.............................................   (40,516)
Other long-term liabilities................................    (2,819)
                                                            ---------
Net assets acquired........................................ $ 418,327
                                                            =========
These acquisitions were funded as follows:
Common stock, 11,472,596 shares............................ $ 216,575
Cash, net of cash acquired.................................   201,752
                                                            ---------
                                                            $ 418,327
                                                            =========

         See accompanying notes to consolidated financial statements.

                       BUILDING ONE SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

NOTE 1--BASIS OF PRESENTATION

  Building One Services Corporation, a Delaware corporation (the "Company"), was incorporated in September 1997. Ledecky Brothers L.L.C., ("LLC"), a limited liability corporation formed in February 1997, merged with and into the Company in September 1997 (the "Merger"). The sole member of LLC received, in connection with the Merger, 2,300,000 shares of Common Stock of the Company which represented all of the issued and outstanding shares of Common Stock, in exchange for 100% of his ownership interest in the LLC. The Merger was implemented to facilitate a public offering of securities. Because both of the organizations were under control of the sole owner, the Merger was accounted for on a historical cost basis.

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

  During the nine months ended September 30, 1998, the Company acquired all of the outstanding stock of Service Management USA, Inc., Garfield Electric Company, Indecon, Inc., Riviera Electric Construction Co., Inc., SKC Electric, Inc., Town & Country Electric, Inc., Tri-City Electrical Contractors, Inc., Walker Engineering, Inc., Wilson Electric Company, Inc., United Service Solutions, Inc., G.S. Group, Inc., Taylor Electric, Inc., Regency Electric Company, Inc., National Network Services, Inc., Riviera Electric of California, Inc., McIntosh Mechanical, Inc., Ivey Mechanical Company, Tri-M Corporation and Chambers Electronic Communications LLC (the "Purchased Companies") in business combinations accounted for under the purchase method of accounting. The accompanying consolidated financial statements include the accounts of the Purchased Companies from their respective acquisition dates.

  Additionally, during the nine months ended September 30, 1998, the Company acquired all of the outstanding common stock of Perimeter Maintenance Corporation, Crest International LLC, Spann Building Maintenance Company, The Lewis Companies, Inc. and Robinson Mechanical, Inc. (collectively, the "Pooled Companies") in business combinations accounted for under the pooling-of-interests method of accounting. Accordingly, the accompanying consolidated financial statements give retroactive effect to these pooling-of-interests business combinations for all periods presented.

  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair presentation of such operations. All of such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 1997, and the Company's audited supplemental consolidated financial statements included in the Company's Registration Statement on Form S-4, as filed with the Securities and Exchange Commission on August 3, 1998.

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

                       BUILDING ONE SERVICES CORPORATION

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


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

  The Company's other comprehensive income consists of unrealized gains (losses) on marketable securities, net of applicable taxes.

 Non-Recurring Acquisition Costs

  Non-recurring acquisition costs consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

 New Accounting Pronouncements

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 for the year ending December 31, 1998. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

NOTE 3--BUSINESS COMBINATIONS

 Purchase Method

  As discussed in Note 1, during the nine months ended September 30, 1998, the Company completed nineteen business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired entities from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 11,472,596 shares of Common Stock, $227,460 in cash, including applicable professional fees, and the assumption of approximately $33,847 in debt, which was paid at closing.

                   BUILDING ONE SERVICES CAPITAL CORPORATION

                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The aggregate purchase price does not include the potential payment of additional contingent consideration of up to $114,470 in cash and in shares of Common Stock based upon the performance of the businesses acquired.

  The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of approximately $407,000. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined in consideration of restrictions on the sale and transferability of the shares issued. The shares generally are subject to the following restrictions on resale: up to one-third of the shares may be resold beginning twelve months after their date of acquisition, the first one-third and an additional one-third may be resold beginning eighteen months after their date of acquisition and the first two-thirds and the remaining one-third may be resold beginning twenty-four months after their date of acquisition.

  The following presents the unaudited pro forma results of operations of the Company for the three- and nine-month periods ended September 30, 1998 and 1997, respectively, as if all of the acquisitions of the Purchased Companies had been consummated as of January 1, 1997. The pro forma results of operations reflect certain pro forma adjustments.

                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                       SEPTEMBER  30,      SEPTEMBER 30,
                                     ------------------- -----------------
                                       1998      1997      1998     1997
                                     --------- --------- -------- --------
      Revenues                       $ 301,380 $ 251,510 $857,884 $733,380
      Net income                     $  17,002 $   9,253 $ 45,627 $ 26,803
      Net income per share--Basic    $    0.38 $    0.29 $   1.00 $   0.84
      Net income per share--Diluted  $    0.37 $    0.29 $   0.97 $   0.83

  The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred as of January 1, 1997 or the results that may occur in the future.

 Pooling-of-Interests Method

  During the nine months ended September 30, 1998, the Company issued 4,376,284 shares of Common Stock to acquire five companies in business combinations accounted for under the pooling-of-interests method.
Additionally, one of the Pooled Companies had previously existing vested stock options which were converted into stock options for 403,389 shares of the Company's Common Stock (the "Replacement Options"). The Replacement Options are fully vested and have an exercise price of $4.84 per share.

  The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented. The Lewis Companies, Inc. ("Lewis") previously reported on a fiscal year ending June 30. As such, financial information for the three- and nine-month fiscal periods ended March 31, 1997 of Lewis were combined with Building One Services Corporation's financial information for the three- and nine-month periods ended September 30, 1997, respectively, for purposes of the related statements of operations, of stockholders' equity and of cash flows. The net income of Lewis for the six months from July 1, 1997 to December 31, 1997 is reflected as an adjustment to the Company's retained earnings during the three-month period ended March 31, 1998. This net adjustment of $1,204 is comprised of $30,774 of revenues, partially offset by $29,570 of costs and expenses.

                       BUILDING ONE SERVICES CORPORATION

                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


  The following presents the separate results, in each of the periods presented, of Building One Services Corporation (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                BUILDING ONE  POOLED
                                                  SERVICES   COMPANIES COMBINED
                                                ------------ --------- --------
For the three months ended September 30, 1997
  Revenues.....................................   $    --    $ 41,603  $ 41,603
  Net income...................................   $    --    $  1,608  $  1,608
For the three months ended September 30, 1998
  Revenues.....................................   $252,325   $ 13,416  $265,741
  Net income...................................   $ 15,589   $  1,050  $ 16,639
For the nine months ended September 30, 1997
  Revenues.....................................   $    --    $127,813  $127,813
  Net income...................................   $    --    $  4,622  $  4,622
For the nine months ended September 30, 1998
  Revenues.....................................   $451,874   $ 99,451  $551,325
  Net income...................................   $ 29,758   $  5,631  $ 35,389

NOTE 4--COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                           DECEMBER 31, 1997 SEPTEMBER 30, 1998
                                           ----------------- ------------------
Costs incurred on uncompleted contracts..       $30,606           $740,367
Estimated earnings.......................         6,474            161,223
                                                -------           --------
                                                 37,080            901,590
Less: Billings to date...................        35,524            940,541
                                                -------           --------
                                                $ 1,556           $(38,951)
                                                =======           ========
Costs and estimated earnings in excess of
 billings on uncompleted contracts.......       $ 2,781           $ 20,410
Billings in excess of costs and estimated
 earnings on uncompleted contracts.......         1,225             59,361
                                                -------           --------
                                                $ 1,556           $(38,951)
                                                =======           ========

NOTE 5--STOCK PURCHASE AND AWARD PLANS

  In addition to the Replacement Options (see Note 3, "Business Combinations"), in connection with business combinations consummated during the period from January 1, 1998 through September 30, 1998, the Company has granted options for approximately 1,453,496 shares of the Company's Common Stock, and is expected to issue options for an additional 177,512 shares of the Company's Common Stock, under the Company's Long-Term Incentive Plan. All of the options, except the Replacement Options, vest over a four-year period from its date of grant. These options have been, or will be, granted with an exercise price equal to the market price of the Company's Common Stock on the date of grant.

  During the three-months ended September 30, 1998, the Company issued 16,299 shares of common stock to employees under the Company's Employee Stock Purchase Plan.

NOTE 6--NET EARNINGS PER SHARE

  The Company has adopted SFAS No. 128 "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income by the Company's weighted average shares of Common Stock

                       BUILDING ONE SERVICES CORPORATION

                                  (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

outstanding. Diluted EPS is computed by dividing net income by the Company's weighted average shares of Common Stock outstanding and dilutive Common Stock equivalents. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three- and nine- month periods ended September 30, 1998 and 1997.

                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                  ---------------------- ----------------------
                                     1998        1997       1998        1997
                                  ----------- ---------- ----------- ----------
Basic earnings per share:
 Net income...................... $    16,639 $    1,608 $    35,389 $    4,622
 Weighted average shares
  outstanding--Basic.............  44,159,551  6,562,035  40,655,279  6,125,692
                                  ----------- ---------- ----------- ----------
 Net income per share--Basic..... $      0.38 $     0.25 $      0.87 $     0.75
                                  =========== ========== =========== ==========
Diluted earnings per share:
 Net income...................... $    16,639 $    1,608 $    35,389 $    4,622
                                  =========== ========== =========== ==========
 Weighted average shares
  outstanding--Basic.............  44,159,551  6,562,035  40,655,279  6,125,692
 Convertible Non-Voting Common
  Stock..........................     500,000        --      500,000     65,934
 Common stock equivalents from
  stock options and warrants.....     192,711    420,885     524,258    354,951
 Contingently issuable shares....     440,852        --      180,679        --
                                  ----------- ---------- ----------- ----------
 Total weighted average shares
  outstanding--Diluted...........  45,293,114  6,982,920  41,860,216  6,546,577
                                  ----------- ---------- ----------- ----------
 Net income per share--Diluted... $      0.37 $     0.23 $      0.85 $     0.71
                                  =========== ========== =========== ==========

  Outstanding stock options and warrants to purchase 6,255,774 shares of Common Stock as of September 30, 1998 were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the Common Stock during the period.

NOTE 7--SUBSEQUENT EVENTS

  Subsequent to September 30, 1998, the Company completed the acquisition of Welcon Management Company, Inc., the parent company of Watson Electrical Construction, Inc. ("Watson"), for an aggregate consideration of 1,500,000 shares of Common Stock and approximately $24,000 in cash and Boxberger, Inc. and its affiliate for total consideration of $3,800 in cash. These business combinations are to be accounted for under the purchase method of accounting. Additionally, there is the potential for the payment of up to an additional $11,500 in cash and shares of Common Stock based upon the future performance of Watson, in connection with a contingent consideration arrangement.

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

  Founded in February 1997, Building One Services Corporation is consolidating the facilities services industry with the corporate goal of becoming a national single-source provider of facilities services. The Company completed its initial public offering, ("IPO"), in December 1997 raising net proceeds of approximately $527 million. The proceeds are being used by the Company primarily in its acquisition program, although some are being used to fund operations of the Company.

  During the nine months ended September 30, 1998, the Company acquired all of the outstanding stock of Service Management USA, Inc., Garfield Electric Company, Indecon, Inc., Riviera Electric Construction Co., Inc., SKC Electric, Inc., Town & Country Electric, Inc., Tri-City Electrical Contractors, Inc., Walker Engineering, Inc., Wilson Electric Company, Inc., United Service Solutions, Inc., G.S. Group, Inc., Taylor Electric, Inc., Regency Electric Company, Inc., National Network Services, Inc., Riviera Electric of California, Inc., McIntosh Mechanical, Inc., Ivey Mechanical Company, Tri-M Corporation and Chambers Electronic Communications LLC (the "Purchased Companies") in business combinations accounted for under the purchase method of accounting. The following discussion includes the results of the Purchased Companies from their respective acquisition dates.

  Additionally, during the nine months ended September 30, 1998, the Company acquired all of the outstanding stock of Perimeter Maintenance Corporation, Crest International LLC, Spann Building Maintenance Company, The Lewis Companies, Inc. and Robinson Mechanical, Inc. (collectively, the "Pooled Companies") in business combinations accounted for under the pooling-of-interests method of accounting. Accordingly, the following discussion includes the results of the Pooled Companies for all periods presented.

  Subsequent to September 30, 1998 and through November 13, 1998, the Company completed the acquisition of Welcon Management Company, Inc., the parent company of Watson Electrical Construction Company, Inc. ("Watson"), for aggregate consideration of 1,500,000 shares of Common Stock and $24 million in cash and Boxberger, Inc. and its affiliate for total consideration of $3.8 million in cash. Additionally, there is the potential for the payment of up to an additional $11.5 million in cash and shares of Common Stock based upon the future performance of Watson, in connection with a contingent consideration arrangement for Watson.

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

  The Company's revenues are derived primarily from the providing of janitorial maintenance management services, electrical installation and maintenance services and mechanical installation and maintenance services. For the three and nine months ended September 30, 1998, approximately 17%, 65% and 18% of the Company's revenues were derived from janitorial maintenance management services, electrical installation and maintenance services and mechanical installation and maintenance services, respectively.

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

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt SFAS No. 131 for the year ending December 31, 1998. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

                      CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues. Consolidated revenues for the three months ended September 30, 1998 increased $224.1 million, or 538.8%, to $265.7 million from $41.6 million for the three months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies during the nine months ended September 30, 1998, which have been included since their respective dates of acquisition, and, to a lesser extent, an increase in the revenues of the Pooled Companies, which experienced growth in revenues of approximately 15.5%.

  Gross profit. Gross profit for the three months ended September 30, 1998 increased $50.9 million, or 676.6%, to $58.5 million from $7.5 million for the three months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies and, to a lesser extent, the increased gross profit of the Pooled Companies. Gross profit as a percentage of revenues ("gross margin") increased to 22.0% for the three months ended September 30, 1998 from 18.1% for the three months ended September 30, 1997. This increase in the gross margin was attributable to the higher gross margins of the Purchased Companies, as well as an increase in the gross margins of the Pooled Companies.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 1998 increased $26.8 million, or 513.9%, to $32.0 million from $5.2 million for the three months ended September 30, 1997. This increase was primarily attributable to the selling, general and administrative expenses of the Purchased Companies, and the general and administrative costs of the Company's corporate activities. Selling, general and administrative expenses as a percentage of revenues decreased slightly to 12.0% for the three months ended September 30, 1998 from 12.5% for the three months ended September 30, 1997.

  Goodwill amortization. Goodwill amortization increased to $2.4 million for the three months ended September 30, 1998 as a result of the goodwill recorded in conjunction with the Purchased Companies.

  Other income, net. Other income, net for the three months ended September 30, 1998 increased $4.3 million, or 1552.4%, to $4.0 million from other expense of $.3 million for the three months ended September 30, 1997. This increase was primarily attributable to the interest income of $4.3 million generated from the investment of the proceeds raised in the Company's initial public offering in December 1997.

  Provision for income taxes. The provision for income taxes for the three months ended September 30, 1998 increased $11.0 million, to $11.4 million from $.4 million for the three months ended September 30, 1997, reflecting an effective tax rate of 40.7% and 21.2%, respectively. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus certain of the Pooled Companies which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company. Additionally, the 40.7% effective rate reflects the non-deductibility of goodwill amortization associated with certain acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues. Consolidated revenues for the nine months ended September 30, 1998 increased $423.5 million, or 331.4%, to $551.3 million from $127.8 million for the nine months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies during the nine months ended
September 30, 1998, which have been included since their respective dates of acquisition, and, to a lesser extent, an increase in the revenues of the Pooled Companies, which experienced growth in revenues of approximately 9.9%.

  Gross profit. Gross profit for the nine months ended September 30, 1998 increased $97.7 million, or 438.6%, to $120.0 million from $22.3 million for the nine months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies and, to a lesser extent, the increased gross profit of the Pooled Companies. Gross margin increased to 21.8% for the nine months ended September 30, 1998, from 17.4% for the nine months ended September 30, 1997. This increase in the gross margin was primarily attributable to the higher gross margins of the Purchased Companies.

  Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $53.7 million, or 323.5%, to $70.3 million from $16.6 million for the nine months ended September 30, 1997. This increase was primarily attributable to the selling, general and administrative expenses of the Purchased Companies, and the general and administrative costs of the Company's corporate activities. Selling, general and administrative expenses as a percentage of revenues decreased to 12.7% for the nine months ended September 30, 1998 from 13.0% for the nine months ended September 30, 1997.

  Goodwill amortization. Goodwill amortization increased to $4.4 million for the nine months ended September 30, 1998 as a result of the goodwill recorded in conjunction with the Purchased Companies.

  Non-recurring acquisition costs. Non-recurring acquisition costs of $1.1 million consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

  Other income, net. Other income, net for the nine months ended September 30, 1998 increased $16.3 million from $.01 million for the nine months ended September 30, 1997. This increase is primarily attributable to the interest income of $17.0 million generated from the investment of the proceeds raised in the Company's initial public offering in December 1997.

  Provision for income taxes. The provision for income taxes for the nine months ended September 30, 1998 increased $24.1 million, to $25.1 million from $1.1 million for the nine months ended September 30, 1997, reflecting an effective tax rate of 41.5% and 18.9% respectively. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus certain of the Pooled Companies which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company. Additionally, the 41.5% effective rate reflects the non-deductibility of goodwill amortization associated with certain acquisitions.

                        LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 1998, net cash provided by operating activities was $53 million. Net cash used in investing activities for the nine months ended was $208 million, which primarily consisted of $202 million used for acquisitions. Net cash used in financing activities for the nine-months ended September 30, 1998 was $108 million, which consisted primarily of net payments on short-term debt of $42 million, payments on long-term debt of $41 million, which primarily consists of debt assumed in acquisitions, and $27 million of cash used to repurchase 1,855,000 shares of the Company's Common Stock. These shares were repurchased in accordance with a stock repurchase program covering 3,100,000 shares which was announced on August 24, 1998. The number of shares to be repurchase was determined based upon the number of shares issued in connection with acquisitions accounted for under the purchase method of accounting. Subsequent to September 30, 1998, the Company repurchased an additional 700,000 shares for approximately $7.6 million. The Board of Directors has not authorized an increase to the share buyback program at this time. The Board will, however, continue to evaluate the appropriateness of additional stock repurchases, whether in connection with future acquisitions or otherwise. In determining whether to authorize additional repurchases, the Board will consider various factors, including, but not limited to, the current market price of the Company's Common Stock, the impact generally on the Company's acquisition program and business strategy, the effect on the Company's financial statements resulting from an inability to use pooling-of-interests accounting with respect to previous and future acquisitions, and general market and business conditions.

  At September 30, 1998, the Company had cash and cash equivalents of $272.0 million and working capital of $331.3 million. Additionally, BT Alex. Brown Incorporated has provided the Company with a letter, dated November 12, 1998, in which BT confirms that, upon the Company's request, BT commits to use its best efforts to arrange and syndicate a $350 million senior secured revolving bank credit facility to be used by the Company for future acquisitions or other capital requirements. This bank credit facility may, under certain conditions to be mutually agreed upon, be increased up to a $500 million facility. The terms and conditions of any BT debt facility, including the fee arrangements, are subject to mutual agreement. It is anticipated that this credit facility will be finalized when the Company requires funds to complete acquisitions or other capital requirements. Use of any such facility would likely be subject to conditions customary to facilities of this type, including restrictions on other indebtedness, mergers, acquisitions, dispositions and similar transactions. The Company may not succeed in obtaining a facility of any size or in negotiating terms satisfactory to the Company. Except for this proposed bank credit facility, the Company currently has no plan or intention to obtain additional capital through debt or equity financing in the next 12 months. If and when the Company requires additional financing for its acquisition program or for other capital requirements, the Company may be unable to obtain any such financing on terms that the Company deems acceptable.

  The Company also expects to utilize its Common Stock as a source of capital to provide a portion of the consideration paid to acquire certain companies. Additionally, the acquisitions completed during the nine months ended September 30, 1998 of the Purchased Companies also provide for the potential payment of approximately $114 million in cash and shares of the Company's Common Stock based upon the performance of the Purchased Companies. The Company believes that its cash and cash equivalents, cash flow from operations, financing from the Company's proposed credit facility and its available authorized but unissued and unreserved shares of Common Stock that may be issued in acquisitions, will be sufficient to fund its operations and acquisition program through September 1999.

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

                                   INFLATION

  The Company does not believe that inflation has had a material impact on its results of operations during the three or nine months ended September 30, 1998.

                                YEAR 2000 ISSUE


  The Year 2000 issue refers to a number of date-related problems that may affect information technology and non-information technology systems, including codes embedded in chips and other hardware devices. These problems include systems that identify a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than "2000." This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in normal business activities. The Year 2000 issue is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

STATE OF READINESS. Since its IPO in December 1997, the Company has acquired 26 companies offering mechanical, electrical and janitorial services. The due diligence relating to the Year 2000 issue that was performed on these companies did not reveal any significant internal operating systems issues. In addition, such due diligence revealed that most of the acquired companies have addressed the Year 2000 issue, but are in different phases of assessment and remediation. Accordingly, the Company is currently in the process of completing a comprehensive survey to be completed by management of the Company's operating subsidiaries to ensure that the Company's operating subsidiaries are adequately addressing, or have adequately addressed, the Year 2000 issue.

  The survey mentioned above is expected to cover the following areas: (i) the Company's information technology and operating systems, including job-costing, billing, payroll and accounting systems; (ii) the Company's non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology;
(iii) the systems of its major vendors, insofar as they relate to the Company's business; and (iv) the systems of its major customers for which the Company has performed installation and maintenance services. This survey is expected to be completed during the first quarter of 1999.

COSTS RELATED TO THE YEAR 2000 ISSUE. As part of the survey mentioned above, the Company will be requesting an estimate from each operating subsidiary of the material historical and estimated costs of assessment and remediation. Accordingly, such costs, including, among other things, the costs of assessment, software upgrade fees, hardware changes and general implementation of a Year 2000 action plan, are not known at this time. The projected effort for the majority of the systems is expected to include sending letters to substantially all of the Company's significant hardware, software and other equipment vendors, third party providers and other material service providers requesting detailed, written information relating to Year 2000 compliance and, where necessary, upgrades to recent vendor software releases that are fully Year 2000 compliant.

  The Company is also embarking on an initiative to develop standard information systems for use throughout the organization for its overall information needs that will be free of any Year 2000 limitations. However, no assurances can be made that such systems will be in place prior to the Year 2000.

CONTINGENCY PLAN. Until the Company completes the survey described above, the Company will not be able to develop its most reasonably likely worst case Year 2000 scenarios. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to the survey and to all of the inquiries it has made to its vendors.

RISKS RELATED TO THE YEAR 2000 ISSUE. Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue cannot be known until the Year 2000. Due to the fact that the Company's operations are primarily service oriented and are not heavily dependent on complex information systems, the Company believes that non-information technology systems (i.e. embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. In addition, the Company's operations do not include capital intensive equipment with embedded microcontrollers.

  However, failure by the Company or its major vendors and customers to adequately address their respective Year 2000 issues generally in a timely manner (insofar as they relate to the Company's business) could result in, among other things, the Company's inability to obtain equipment that it is obligated to install in a timely manner, reductions in the quality of materials used in the Company's business, reductions, delays or cancellations of customer projects, delays in payments by customers for services performed, or a general inability to record, track and consummate business transactions. Any or all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    (8) From the effective date of the IPO registration statement to September 30, 1998, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

     Cash used in acquisitions, net of cash acquired.............. $201,752,000
     Repurchase of shares of Common Stock......................... $ 27,050,000
     Repayment of indebtedness owed to Jonathan Ledecky...........      309,000
                                                                   ------------
     Total........................................................ $229,111,000
                                                                   ============

      Corporate expenses of the Company have been funded in part by interest income on the investment of the IPO proceeds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of the Company's stockholders was held on September 15, 1998. All nominees for Director were elected pursuant to the following votes:

                                                               AUTHORITY
        NOMINEE                      FOR                        WITHELD
        -------                      ---                       ---------
   Mary K. Bush                   34,876,575                   1,481,605
   Vincent W. Eades               34,876,575                   1,481,605
   Thomas D. Heule                34,872,689                   1,485,491
   David Ledecky                  34,876,575                   1,481,605
   Jonathan J. Ledecky            34,913,275                   1,444,905
   William P. Love, Jr.           34,891,275                   1,466,905
   W. Russell Ramsey              34,913,275                   1,444,905
   M. Jude Reyes                  34,929,527                   1,428,653

  The stockholders approved the amendment to, and restatement of, the Company's Restated Certificate of Incorporation to change the name of the Company to Building One Services Corporation.

        FOR                   AGAINST                            ABSTAIN
    35,082,636               1,242,303                           33,241

  The stockholders approved the adoption of the Company's 1998 Long-Term Incentive Plan.

        FOR                   AGAINST                             ABSTAIN
    22,151,584               13,551,120                           638,468

  The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent accountants to audit the Company's consolidated financial statements for the fiscal year ending December 31, 1998.

        FOR                   AGAINST                             ABSTAIN
    36,166,431                159,961                             31,788

ITEM 5. OTHER EVENTS

  On October 7, 1998, Joe Ivey, the President of the Building One Mechanical group, was elected to the Board of Directors of the Company. Mr. Ivey, the former owner of Ivey Mechanical Company, which was acquired by the Company in September 1998, has previously served as the national President of the Associated Builders and Contractors ("ABC"), a national building industry trade association representing over 18,000 members. In 1996, Mr. Ivey was selected by ABC National as "Contractor of the Year."

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

    ii. Form 8-K dated August 24, 1998 and filed with the Commission on August 28, 1998 reporting information under Items 5 and 7.

    iii. Form 8-K dated September 15, 1998 and filed with the Commission on September 22, 1998 reporting information under Items 2 and 7.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Consolidation Capital Corporation

                                                    Jonathan J. Ledecky
November 14, 1998                         By:__________________________________
-----------
                                                    JONATHAN J. LEDECKY
  Date
                                                  CHIEF EXECUTIVE OFFICER


                                                    Timothy C. Clayton
November 14, 1998                         By:__________________________________
-----------
                                                    TIMOTHY C. CLAYTON
  Date
                                                  CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

 NO.                          EXHIBIT                           PAGE
 ---  -------------------------------------------------------   ----
 11.1 Statement regarding computation of net income per share
 27   Financial Data Schedule