Form 10-Q/A
period 1998-09-30
BUILDING ONE SERVICES CORP
filed 1999-02-18
CIK 1046304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  Form 10-Q/A

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of February 12, 1999, there were 45,275,052 shares of common stock outstanding and 500,000 shares of convertible non-voting common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  On August 13, 1998, the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 1998 with the Securities and Exchange Commission which included financial statements that gave retroactive effect to a business combination with The Lewis Companies, Inc. The acquisition of The Lewis Companies was consummated during the quarter ended June 30, 1998 and was originally recorded under the pooling-of-interests method of accounting. Additionally, on November 13, 1998, the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 1998 which included financial statements that gave retroactive effect to a business combination with Robinson Mechanical, Inc. Robinson Mechanical was consummated during the quarter ended September 30, 1998 and was originally accounted for under the pooling-of-interests method.

  As a result of the announcement of the Company's intention to, among other things, repurchase shares of its Common Stock and as required by generally accepted accounting principles, the Company has restated its consolidated financial statements for all periods to account for these acquisitions under the purchase method of accounting.

                       BUILDING ONE SERVICES CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
   Consolidated Balance Sheet as of December 31, 1997 and September
    30, 1998..........................................................     1
   Consolidated Statement of Operations for the three months ended
    September 30, 1998 and 1997 and for the nine months ended Septem-
    ber 30, 1998 and 1997.............................................     2
   Consolidated Statement of Stockholders' Equity for the nine months
    ended September 30, 1998..........................................     3
   Consolidated Statement of Cash Flows for the nine months ended Sep-
    tember 30, 1998 and 1997..........................................     4
   Notes to Consolidated Financial Statements.........................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    11
Item 3. Quantitative and Qualitative Disclosures about Market Risk....    16
PART II--OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds.....................    17
Item 4. Submission of Matters to a Vote of Security Holders...........    18
Item 5. Other Events..................................................    18
Item 6. Exhibits and Reports on Form 8-K..............................    18
Signatures............................................................    19
Exhibit Index.........................................................    20

                                      (i)

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                       BUILDING ONE SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

                                                     December 31, September 30,
                                                         1997         1998
                                                     ------------ -------------
                                                            (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents.........................   $528,972    $  272,022
  Accounts receivable, net..........................      5,193       205,502
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................                   20,410
  Prepaid expenses and other current assets.........      2,065        12,955
                                                       --------    ----------
    Total current assets............................    536,230       510,889
Property and equipment, net.........................      2,593        31,718
Intangible assets, net..............................        152       454,862
Other assets........................................        184         4,643
                                                       --------    ----------
    Total assets....................................   $539,159    $1,002,112
                                                       ========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...................................   $  1,553    $    3,864
  Accounts payable..................................      1,800        57,352
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................                   59,361
  Income taxes payable..............................        298         7,304
  Accrued compensation..............................      2,237        31,796
  Accrued liabilities...............................      2,107        17,597
                                                       --------    ----------
    Total current liabilities.......................      7,995       177,274
Long-term debt......................................      1,679         3,094
Other liabilities...................................          5         4,497
                                                       --------    ----------
    Total liabilities...............................      9,679       184,865
                                                       --------    ----------
Stockholders' equity:
  Common stock, $.001 par value, 250,000,000 shares
   authorized, 31,440,724 and 44,160,179 shares is-
   sued and outstanding, respectively...............         31            44
  Convertible Non-Voting Common Stock, $.001 par
   value, 500,000 shares authorized, issued and
   outstanding......................................          1             1
  Additional paid-in capital........................    529,441       814,791
  Treasury stock....................................                  (27,048)
  Retained earnings.................................          7        30,083
  Accumulated other comprehensive income (loss).....                     (624)
                                                       --------    ----------
    Total stockholders' equity......................    529,480       817,247
                                                       --------    ----------
    Total liabilities and stockholders' equity......   $539,159    $1,002,112
                                                       ========    ==========

   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                       Three Months          Nine Months
                                   Ended September 30,   Ended September 30,
                                   --------------------- ---------------------
                                      1998       1997       1998       1997
                                   ----------  --------- ----------  ---------
Revenues.........................  $  252,324  $  17,538 $  478,595  $  52,410
Cost of revenues.................     197,086     14,806    376,318     44,112
                                   ----------  --------- ----------  ---------
    Gross profit.................      55,238      2,732    102,277      8,298
Selling, general and administra-
 tive expenses...................      30,106      2,342     59,786      7,223
Goodwill amortization............       2,613                 4,584
Non-recurring acquisition costs..                               768
                                   ----------  --------- ----------  ---------
    Operating income.............      22,519        390     37,139      1,075
Other (income) expense:
  Interest income................      (4,280)              (16,043)
  Interest expense...............         239         53        565        160
  Other, net.....................         184         38       (134)       (35)
                                   ----------  --------- ----------  ---------
Income before taxes..............      26,376        299     52,751        950
Provision for income taxes.......      11,212                22,460          7
                                   ----------  --------- ----------  ---------
Net income.......................  $   15,164  $     299 $   30,291  $     943
                                   ==========  ========= ==========  =========
Net income per Common Share--Ba-
 sic.............................  $     0.35  $    0.08 $     0.79  $    0.30
                                   ==========  ========= ==========  =========
Net income per Common Share--Di-
 luted...........................  $     0.34  $    0.08 $     0.77  $    0.29
                                   ==========  ========= ==========  =========
Weighted average shares outstand-
 ing--Basic......................  43,122,092  3,590,724 38,298,295  3,102,079
                                   ==========  ========= ==========  =========
Weighted average shares outstand-
 ing--Diluted....................  44,255,655  3,705,840 39,368,321  3,217,195
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

                                           Convertible
                                            Non-Voting
                      Common Stock         Common Stock                                   Accumulated
                   -------------------  ------------------ Additional                        Other         Total         Total
                     Shares               Shares            Paid-in-  Treasury  Retained Comprehensive Stockholders' Comprehensive
                   Outstanding  Amount  Outstanding Amount  Capital    Stock    Earnings Income (loss)    Equity     Income (Loss)
                   -----------  ------  ----------- ------ ---------- --------  -------- ------------- ------------- -------------
Balance, December
31, 1997.........  31,440,724   $  31     500,000   $   1   $529,441  $            $  7                  $529,480
Transactions of
Pooled Companies:
 Distributions
 paid............                                               (628)                                        (628)
 Stock issued
 upon exercise of
 options.........     115,116       1                            216                                          217
Issuance of com-
mon stock for ac-
quisitions.......  14,443,040      14                        285,373                                      285,387
Stock issued un-
der employee
stock purchase
plan.............      16,299                                    174                                          174
Stock repur-
chase............  (1,855,000)     (2)                                 (27,048)                           (27,050)
Unrealized loss
on marketable se-
curities--net of
tax..............                                                                             (624)          (624)      $  (624)
Net income.......                                                215             30,076                    30,291        30,291
                                                                                                                        -------
Total
comprehensive
income...........                                                                                                       $29,667
                   ----------   -----     -------   -----   --------  --------  -------      -----       --------       =======
Balance,
September 30,
1998 ............  44,160,179   $  44     500,000   $   1   $814,791  $(27,048) $30,083      $(624)      $817,247
                   ==========   =====     =======   =====   ========  ========  =======      =====       ========



  The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                            Nine months ended
                                                              September 30,
                                                            -------------------
                                                              1998      1997
                                                            ---------  --------
Cash flows from operating activities:
 Net income................................................ $  30,291  $   943
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................     7,946      626
  Deferred income taxes....................................      (205)
  Gain (Loss) on disposal of equipment.....................        27      (1)
  Changes in operating assets and liabilities:
   Accounts receivable.....................................   (21,323)  (1,006)
   Costs and estimated earnings in excess of billings......     3,190
   Prepaid expenses and other current assets...............    (2,237)    (786)
   Billings in excess of costs and estimated earnings......     9,787     (479)
   Accounts payable........................................    (2,485)     120
   Accrued liabilities.....................................     7,538      990
  Change in other assets...................................     1,135       40
                                                            ---------  -------
    Net cash provided by operating activities..............    33,664      447
                                                            ---------  -------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired..........  (195,155)
 Purchases of property and equipment.......................    (6,677)    (395)
 Proceeds on sale of equipment.............................       740
 Other.....................................................        24
                                                            ---------  -------
    Net cash provided by (used in) investing activities....  (201,068)    (395)
                                                            ---------  -------
Cash flows from financing activities:
 Net payments (proceeds) on short-term debt................   (36,355)     269
 Payments on long-term debt................................   (28,690)    (165)
 Proceeds from long-term debt..............................     2,239
 Payment of dividends at Pooled companies..................      (628)    (100)
 Net Proceeds (payments) on related party loans............       547     (194)
 Proceeds from stock options exercised.....................       217
 Proceeds from issuance of stock under employee stock
  purchase plan............................................       174
 Purchase of treasury stock................................   (27,050)
                                                            ---------  -------
    Net cash (used in) financing activities................   (89,546)    (190)
                                                            ---------  -------
Net (decrease) increase in cash and cash equivalents.......  (256,950)    (138)
Cash and cash equivalents, beginning of period.............   528,972      243
                                                            ---------  -------
Cash and cash equivalents, end of period................... $ 272,022  $   105
                                                            =========  =======
The Company issued shares of common stock and cash in connection with certain business combinations during the nine months ended September 30, 1998. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:
Accounts receivable........................................ $ 178,497
Inventories................................................     2,117
Costs and earnings in excess of billings...................    26,045
Prepaid expenses and other current assets..................     9,108
Property and equipment.....................................    27,530
Intangible assets..........................................   459,446
Other assets...............................................     6,293
Short-term debt............................................   (29,358)
Accounts payable...........................................   (57,420)
Accrued liabilities........................................   (45,280)
Billings in excess of costs and estimated earnings.........   (49,776)
Long-term debt.............................................   (40,848)
Other long-term liabilities................................    (5,812)
                                                            ---------
Net assets acquired........................................ $ 480,542
                                                            =========
These acquisitions were funded as follows:
Common stock, 14,443,040 shares............................ $ 285,387
Cash, net of cash acquired.................................   195,155
                                                            ---------
                                                            $ 480,542
                                                            =========

         See accompanying notes to consolidated financial statements.

                       BUILDING ONE SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

NOTE 1--BUSINESS AND ORGANIZATION

  Building One Services Corporation, ("Building One" or the "Company") a Delaware corporation, was incorporated in September 1997. Ledecky Brothers L.L.C., ("LLC"), a limited liability corporation formed in February 1997, merged with and into the Company in September 1997 (the "Merger"). The sole member of LLC received, in connection with the Merger, 2,300,000 shares of Common Stock of the Company which represented all of the issued and outstanding shares of Common Stock, in exchange for 100% of his ownership interest in the LLC. The Merger was implemented to facilitate a public offering of securities. Because both of the organizations were under control of the sole owner, the Merger was accounted for on a historical cost basis.

  The Company completed an initial public offering of its Common Stock in December 1997, selling 27,850,000 shares of Common Stock and 500,000 shares of Convertible Non-Voting Common Stock and raising net proceeds of approximately $527,000.

  The Company is consolidating the facilities services industry with the intent to become a national single-source provider of facilities services. Currently the Company provides electrical installation and maintenance services, mechanical installation and maintenance services and janitorial maintenance and management services throughout the United States.

  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim period a fair presentation of such operations. All of such adjustments are of a normal recurring nature. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying consolidated financial statements and related notes to consolidated financial statements include the accounts of Building One, and the companies acquired in business combinations accounted for under the purchase method (the "Purchased Companies") from their respective acquisition dates and give retroactive effect to the results of the companies acquired in business combinations accounted for under the pooling-of-interests method (the "Pooled Companies") for all periods presented.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

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

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)



 Non-Recurring Acquisition Costs

  Non-recurring acquisition costs consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

 Property and Equipment

  Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment, vehicles, and furniture and fixtures and 40 years for buildings. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

 Intangible Assets

  Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Goodwill is being amortized on a straight-line basis over 40 years which is the estimated period benefitted. The recoverability of the unamortized balance of goodwill is assessed on an ongoing basis by comparing anticipated undiscounted future cash flows from operations to net book value. If at such time these assessments indicate that the future undiscounted cash flows from operations are not sufficient to recover the net book value, the goodwill balance is adjusted to its fair value. No such adjustments have been recognized through September 30, 1998.

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

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


NOTE 3--TENDER OFFER PLAN

  On February 7, 1999, the Company's Board of Directors approved a plan to repurchase approximately 50% of its outstanding Common Stock at $25 per share and approximately 50% of employee stock options at $25 per share less the exercise price of the options (the "Tender Offer"). The Tender Offer replaces the recapitalization plan announced by the Company on December 23, 1998 (the "Recapitalization Plan"), under which the Company had intended to, among other things, repurchase approximately 34.5 million shares of the Company's Common Stock. The Company plans to finance the Tender Offer through the use of the Company's cash, the planned issuance of $300,000 of senior subordinated notes and a planned $100,000 term facility. The Company expects the Tender Offer to be completed in the second quarter of 1999.

 Purchase Accounting Restatement

  On August 13, 1998, the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 1998 with the Securities and Exchange Commission which included financial statements that gave retroactive effect to a business combination with The Lewis Companies, Inc. The acquisition of The Lewis Companies was consummated during the quarter ended June 30, 1998 and was originally recorded under the pooling-of-interests method of accounting. Additionally, on November 13, 1998, the Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 1998 with the Securities and Exchange Commission which included financial statements that gave retroactive effect to a business combination with Robinson Mechanical, Inc. Robinson Mechanical was consummated during the quarter ended September 30, 1998 and was originally accounted for under the pooling-of-interests method.

  As a result of the announcement of the Recapitalization Plan and as required by generally accepted accounting principles, the Company has restated its consolidated financial statements for all periods to account for these acquisitions under the purchase method of accounting.

NOTE 4--BUSINESS COMBINATIONS

 Pooling-of-Interests Method

  During the nine months ended September 30, 1998, the Company issued 1,405,840 shares of Common Stock to acquire three companies in business combinations accounted for under the pooling-of-interests method ("the Pooled Companies"). The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented.

  The following presents the separate results, in each of the periods presented, of Building One Services Corporation (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                Building One  Pooled
                                                  Services   Companies Combined
                                                ------------ --------- --------
For the three months ended September 30, 1997
  Revenues.....................................   $    --    $ 17,538  $ 17,538
  Net income...................................   $    --    $    299  $    299
For the three months ended September 30, 1998
  Revenues.....................................   $252,324   $    --   $252,324
  Net income...................................   $ 15,164   $    --   $ 15,164
For the nine months ended September 30, 1997
  Revenues.....................................   $    --    $ 52,410  $ 52,410
  Net income...................................   $    --    $    943  $    943
For the nine months ended September 30, 1998
  Revenues.....................................   $451,873   $ 26,722  $478,595
  Net income...................................   $ 30,076   $    215  $ 30,291

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


 Purchase Method

  During the nine months ended September 30, 1998, the Company completed 21 business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired entities from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 14,443,040 shares of Common Stock, 403,389 options assumed in an acquisition and having an exercise price below fair market value, $228,715 in cash, including applicable professional fees, and the assumption of approximately $33,847 in debt, which was paid at closing.

  The aggregate purchase price does not include the potential payment of contingent consideration of up to approximately $122,845 in cash and in shares of Common Stock based upon the performance of the businesses acquired.

  The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of approximately $458,518. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares on certain acquisitions was determined in consideration of restrictions on the sale and transferability of the shares issued. The shares generally are subject to the following restrictions on resale: up to one-third of the shares may be resold beginning twelve months after their date of acquisition, the first one-third and an additional one-third may be resold beginning eighteen months after their date of acquisition and the first two-thirds and the remaining one-third may be resold beginning twenty-four months after their date of acquisition.

  The following presents the unaudited pro forma results of operations of the Company for the three- and nine-month periods ended September 30, 1998 and 1997, respectively, as if all of the acquisitions of the Purchased Companies had been consummated as of January 1, 1997. The pro forma results of operations reflect certain pro forma adjustments primarily related to goodwill amortization and compensation adjustments for shareholders.

                                     Three Months Ended  Nine Months Ended
                                       September  30,      September 30,
                                     ------------------- -----------------
                                       1998      1997      1998     1997
                                     --------- --------- -------- --------
      Revenues                       $ 301,380 $ 251,510 $857,884 $733,380
      Net income                     $  16,438 $   8,936 $ 44,920 $ 25,774
      Net income per share--Basic    $    0.36 $    0.28 $   0.95 $   0.75
      Net income per share--Diluted  $    0.35 $    0.28 $   0.93 $   0.74

  The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred as of January 1, 1997 or the results that may occur in the future.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


NOTE 5--COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                            September 30, 1998
                                                            ------------------
Costs incurred on uncompleted contracts....................      $740,367
Estimated earnings.........................................       161,223
                                                                 --------
                                                                  901,590
Less: Billings to date.....................................       940,541
                                                                 --------
                                                                 $(38,951)
                                                                 ========

Included in the accompanying balance sheet under the following captions:
                                                            September 30, 1998
                                                            ------------------
Costs and estimated earnings in excess of billings on
 uncompleted contracts.....................................      $ 20,410
Billings in excess of costs and estimated earnings on
 uncompleted contracts.....................................        59,361
                                                                 --------
                                                                 $(38,951)
                                                                 ========

NOTE 6--STOCK PURCHASE AND AWARD PLANS

  In connection with business combinations consummated during the period from January 1, 1998 through September 30, 1998, the Company has granted options for approximately 1,520,844 shares of the Company's Common Stock, and is expected to issue options for an additional 107,764 shares of the Company's Common Stock, under the Company's Long-Term Incentive Plan. All of the options vest over a four-year period from date of grant. These options have been, or will be, granted with an exercise price equal to the market price of the Company's Common Stock on the date of grant.

  During the three-months ended September 30, 1998, the Company issued 16,299 shares of common stock to employees under the Company's Employee Stock Purchase Plan.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


NOTE 7--NET EARNINGS PER SHARE

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

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                  ---------------------- ----------------------
                                     1998        1997       1998        1997
                                  ----------- ---------- ----------- ----------
Basic earnings per share:
 Net income...................... $    15,164 $      299 $    30,291 $      943
 Weighted average shares
  outstanding--Basic.............  43,122,092  3,590,724  38,298,295  3,102,079
                                  ----------- ---------- ----------- ----------
 Net income per share--Basic..... $      0.35 $     0.08 $      0.79 $     0.30
                                  =========== ========== =========== ==========
Diluted earnings per share:
 Net income...................... $    15,164 $      299 $    30,291 $      943
                                  =========== ========== =========== ==========
 Weighted average shares
  outstanding--Basic.............  43,122,092  3,590,724  38,298,295  3,102,079
 Convertible Non-Voting Common
  Stock..........................     500,000        --      500,000
 Common stock equivalents from
  stock options and warrants.....     192,711    115,116     389,347    115,116
 Contingently issuable shares....     440,852        --      180,679        --
                                  ----------- ---------- ----------- ----------
 Total weighted average shares
  outstanding--Diluted...........  44,255,655  3,705,840  39,368,321  3,217,195
                                  ----------- ---------- ----------- ----------
 Net income per share--Diluted... $      0.34 $     0.08 $      0.77 $     0.29
                                  =========== ========== =========== ==========

  Outstanding stock options and warrants to purchase 6,255,774 shares of Common Stock as of September 30, 1998 were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the Common Stock during the period.

NOTE 8--SUBSEQUENT EVENTS

  Subsequent to September 30, 1998, the Company completed five acquisitions for an aggregate consideration of $65,537 in cash and shares of Common Stock. These acquisitions are to be accounted for under the purchase method of accounting. Additionally, there is the potential for the payment of up to an additional $14,500 in cash and shares of Common Stock in connection with contingent consideration arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 INTRODUCTION

  The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q/A, as well as the Company's audited consolidated financial statements for the year ended December 31, 1997 as filed on Form 8-K with the Securities and Exchange Commission on February 18, 1999.

  Founded in February 1997, Building One Services Corporation is consolidating the facilities services industry with the corporate goal of becoming a national single-source provider of facilities services. The Company completed its initial public offering ("IPO") in December 1997 raising net proceeds of approximately $527 million. The proceeds have been used by the Company primarily in its acquisition program, although some were used to fund operations of the Company.

  On February 7, 1999, the Company's Board of Directors approved a plan to repurchase approximately 50% of its outstanding common stock at $25 per share and approximately 50% of certain employee stock options at $25 per share less the exercise price of the options (the "Tender Offer"). The Tender Offer replaces the recapitalization plan announced by the Company on December 23, 1998 (the "Recapitalization Plan"), under which the Company had intended to, among other things, repurchase approximately 34.5 million shares of the Company's Common Stock. The Company plans to finance this Tender Offer through the use of the Company's cash, the planned issuance of $300 million of senior subordinated notes and a planned $100 million term loan. The Tender Offer is subject to a number of conditions, including the execution of a definitive credit agreement. The Company expects the Tender Offer to be completed in the second quarter of 1999.

  As a result of our acquisition program, our financial condition and results of operations have changed dramatically from our inception and IPO in December 1997 to September 30, 1998. We completed 24 business combinations during the nine months ended September 30, 1998. Twenty-one of the business combinations completed during the nine months ended September 30, 1998 have been accounted for under the purchase method of accounting. Prior to the announcement of the Recapitalization Plan, two of these 21 business combinations had been accounted for previously under the pooling-of-interests method. Following the announcement of the Recapitalization Plan and, as required by generally accepted accounting principles, the Company restated its historical consolidated financial statements to account for these two business combinations under the purchase method. The Company's consolidated financial statements give retroactive effect to three business combinations accounted for under the pooling-of-interests method during the nine months ended September 30, 1998 and include the results of the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates.

  Subsequent to September 30, 1998 and through February 18, 1998, the Company completed five acquisitions for aggregate consideration of $65.5 million in cash and shares of Common Stock. Additionally, there is the potential for the payment of up to an additional $11.5 million in cash and shares of Common Stock in connection with contingent consideration arrangements.

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

  The Company's revenues are derived primarily from the providing of janitorial and maintenance management services, electrical installation and maintenance services and mechanical installation and maintenance services. For the three months ended September 30, 1998, approximately 18%, 73% and 9% of the Company's revenues were derived from janitorial and maintenance management services, electrical installation and maintenance services and mechanical installation and maintenance services, respectively. For the nine months ended September 30, 1998, approximately 22%, 73% and 5% of the Company's revenues were derived from janitorial maintenance management services, electrical installation and maintenance services and mechanical installation and maintenance services, respectively.

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

                      CONSOLIDATED RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to the three months ended September 30, 1997

  Revenues. Consolidated revenues for the three months ended September 30, 1998 increased $234.8 million, or 1338.7%, to $252.3 million from $17.5 million for the three months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies during the nine months ended September 30, 1998, which have been included since their respective dates of acquisition.

  Gross profit. Gross profit for the three months ended September 30, 1998 increased $52.5 million, or 1921.9%, to $55.2 million from $2.7 million for the three months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies and, to a lesser extent, the increased gross profit of the Pooled Companies. Gross profit as a percentage of revenues ("gross margin") increased to 21.9% for the three months ended September 30, 1998 from 15.6% for the three months ended September 30, 1997. This increase in the gross margin was attributable to the higher gross margins of the Purchased Companies, as well as an increase in the gross margins of the Pooled Companies.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 1998 increased $27.8 million, or 1185.5%, to $30.1 million from $2.3 million for the three months ended September 30, 1997. This increase was primarily attributable to the selling, general and administrative expenses of the Purchased Companies, and the general and administrative costs of the Company's corporate activities. Selling, general and administrative expenses as a percentage of revenues decreased slightly to 11.9% for the three months ended September 30, 1998 from 13.4% for the three months ended September 30, 1997.

  Goodwill amortization. Goodwill amortization increased to $2.6 million for the three months ended September 30, 1998 as a result of the goodwill recorded in conjunction with the Purchased Companies.

  Other income, net. Other income, net for the three months ended September 30, 1998 increased $4.0 million, or 4338.5%, to $3.9 million from other expense of $.1 million for the three months ended September 30, 1997. This increase was primarily attributable to the interest income of $4.3 million generated from the investment of the proceeds raised in the Company's initial public offering in December 1997.

  Provision for income taxes. The provision for income taxes for the three months ended September 30, 1998 increased to $11.2 million from $.0 for the three months ended September 30, 1997, reflecting an effective tax rate of 42.5% at September 30, 1998. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus certain of the Pooled Companies which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company. Additionally, the 42.5% effective rate reflects the non-deductibility of goodwill amortization associated with certain acquisitions.

Nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997

  Revenues. Consolidated revenues for the nine months ended September 30, 1998 increased $426.2 million, or 813.2%, to $478.6 million from $52.4 million for the nine months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies during the nine months ended
September 30, 1998, which have been included since their respective dates of acquisition.

  Gross profit. Gross profit for the nine months ended September 30, 1998 increased $94.0 million, or 1,132.6%, to $102.3 million from $8.3 million for the nine months ended September 30, 1997. This increase was a result of the acquisition of the Purchased Companies and, to a lesser extent, the increased gross profit of the Pooled Companies. Gross margin increased to 21.4% for the nine months ended September 30, 1998, from 15.8% for the nine months ended September 30, 1997. This increase in the gross margin was primarily attributable to the higher gross margins of the Purchased Companies.

  Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $52.6 million, or 727.7%, to $59.8 million from $7.2 million for the nine months ended September 30, 1997. This increase was primarily attributable to the selling, general and administrative expenses of the Purchased Companies, and the general and administrative costs of the Company's corporate activities. Selling, general and administrative expenses as a percentage of revenues decreased to 12.5% for the nine months ended September 30, 1998 from 13.8% for the nine months ended September 30, 1997.

  Goodwill amortization. Goodwill amortization increased to $4.6 million for the nine months ended September 30, 1998 as a result of the goodwill recorded in conjunction with the Purchased Companies.

  Non-recurring acquisition costs. Non-recurring acquisition costs of $.8 million consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

  Other income, net. Other income, net for the nine months ended September 30, 1998 increased $15.7 million from $.1 million for the nine months ended September 30, 1997. This increase is primarily attributable to the interest income of $16.0 million generated from the investment of the proceeds raised in the Company's initial public offering in December 1997.

  Provision for income taxes. The provision for income taxes for the nine months ended September 30, 1998 increased to $22.5 million from $.01 million for the nine months ended September 30, 1997, reflecting an effective tax rate of 42.6% and .7% respectively. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus certain of the Pooled Companies which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company. Additionally, the 42.6% effective rate reflects the non-deductibility of goodwill amortization associated with certain acquisitions.

                        LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 1998, net cash provided by operating activities was approximately $34 million. Net cash used in investing activities for the nine months ended was $201 million, which primarily consisted of $195 million used for acquisitions. Additionally, the acquisitions completed during the nine months ended September 30, 1998 of the Purchased Companies also provide for the potential payment of approximately $123 million in cash and shares of the Company's Common Stock based upon the performance of the Purchased Companies.

  Net cash used in financing activities for the nine-months ended September 30, 1998 was $90 million, which consisted primarily of net payments on short-term debt of $36 million, payments on long-term debt of $29 million, which primarily consists of debt assumed in acquisitions, and $27 million of cash used to repurchase 1,855,000 shares of the Company's Common Stock. These shares were repurchased in accordance with a stock repurchase program covering 3,100,000 shares which was announced on August 24, 1998. The number of shares to be repurchased was determined based upon the number of shares issued in connection with acquisitions accounted for under the purchase method of accounting. Subsequent to September 30, 1998, the Company repurchased an additional 1,135,000 shares for approximately $14.8 million.

  As previously discussed, the Company's Board of Directors recently approved the Tender Offer in which the Company expects to repurchase 24,365,891 shares of its Common Stock at $25.00 per share.

  Assuming that the Company purchases 24,365,891 shares of its Common Stock, the estimated aggregate cost to complete the Tender Offer, including fees and expenses, will be approximately $600 million. The Company plans to finance the Tender Offer through the use of the Company's cash, the planned issuance of $300 million of senior subordinated notes ("Senior Notes") and a planned $100 million term loan. The Tender Offer is subject to a number of conditions, including the execution of a definitive credit agreement. The Company expects the Tender Offer to be completed in the second quarter of 1999. The Company anticipates that the total debt balance subsequent to the Tender Offer to approximate $400 million.

  The Company has received a highly confident letter from BT Alex Brown Incorporated to manage the offering of the $300 million in Senior Notes and a commitment letter for the $100 million term loan ("Term Loan") as well as a revolving credit facility of $250 million ("Revolving Credit Facility").

  The Term Facility and Revolving Credit Facility will likely include a number of significant covenants that impose restrictions on the Company and its subsidiaries. These covenants include, among others, restrictions on the Company's ability to incur additional indebtedness, mergers, acquisitions and disposition of assets, sale-lease back transactions and capital lease payments, dividends and other distributions and voluntary prepayments on the Senior Notes and other indebtedness. In addition, the Company will be required to comply with financial covenants with respect to minimum interest coverage and maximum leverage ratios. The Term Loan and Revolving Credit Facility will be guaranteed by the Company's subsidiaries and secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. The commitment will terminate on June 30, 1999, unless definitive credit documents have been executed.

  Additionally, the Company expects that the indenture governing the Senior Notes will also contain certain covenants that will restrict, among other things, the Company's ability to incur indebtedness, pay dividends, incur liens and to sell or otherwise dispose of a substantial portion of its assets or to merge or consolidate with another entity.

  The Company anticipates that after the Tender Offer is completed, its cash flow from operations and borrowings available under the Revolving Credit Facility will be sufficient to meet its liquidity requirements for its operations, capital expenditures, contingent consideration agreements and for its acquisition program.

                FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

  Quarterly results may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in services provided by the Company and the timing of these services, general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operations. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

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

                   FACTORS AFFECTING THE COMPANY'S BUSINESS

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-4 (File No. 333-60053) filed with the Securities and Exchange Commission on August 3, 1998 and in other public filings. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

                                          Consolidation Capital Corporation

                                                    Jonathan J. Ledecky
February 18, 1999                         By:__________________________________
-----------
                                                    Jonathan J. Ledecky
  Date
                                                  Chief Executive Officer


                                                    Timothy C. Clayton
February 18, 1999                         By:__________________________________
-----------
                                                    Timothy C. Clayton
  Date
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

 No.                          Exhibit                           Page
 ---  -------------------------------------------------------   ----
 11.1 Statement regarding computation of net income per share
 27   Financial Data Schedule