Form 10-K
period 1998-12-31
BUILDING ONE SERVICES CORP
filed 1999-03-30
CIK 1046304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number 0-23241

                       Building One Services Corporation
            (Exact name of registrant as specified in its charter)

                               ----------------
              Delaware                                     52-2054952
   (State or other jurisdiction of                      (I.R.S. Employer
            incorporation                              Identification No.)
          or organization)

    800 Connecticut Avenue, N.W.,                             20006
             Suite 1111                                    (Zip Code)
           Washington, DC
   (Address of principal executive
              offices)

                                 202/261-6000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.001

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: YES [X]    No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [_]

  Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 29, 1999 was $800,082,106.

  As of March 29, 1999, 46,047,891 shares of the Registrant's Common Stock, $.001 par value per share, were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Unless otherwise indicated, references in this Annual Report on Form 10-K to "Building One," "we," "us," "our" and the "Company" refer to Building One Services Corporation and it subsidiaries as well as its predecessors.

  This Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words like "believe," "may," "will," "expect," "intend," "plan," "anticipate," "estimate" or "continue" and other words and terms of similar meaning. In particular, these include statements relating to future actions, our tender offer, our acquisition program, the integration of acquired businesses, our growth in revenues and earnings, our achievement of operating efficiencies, the trading of our stock, and our plans with respect to potential new products or services. From time to time, we also may provide oral or written forward-looking statements in other materials.

  Any or all of our forward-looking statements in this Annual Report on Form 10-K or in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in this Annual Report on Form 10-K will be important in determining our future results. Consequently, no forward-looking statement can be guaranteed. Actual results could differ significantly. Factors that could cause or contribute to such differences include those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting the Company's Prospects." We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

                                    PART I

Item 1. Business

The Company

  When the Company was founded in February 1997, its goal was to identify one or more fragmented industries that were attractive consolidation opportunities. By January 1998, we decided to focus our consolidation efforts exclusively on the facilities services industry. Facilities services companies provide many of the services and related products necessary for the routine operation and maintenance of a commercial and industrial building. Historically, the facilities services industry consisted primarily of privately held or family-owned businesses. Most of these privately-held and family-owned operations operated from day-to-day with no real market or business plan and did not have access to capital markets to finance expansion and adequate training and incentive programs. We realized that we could add value by acquiring many of these companies and marketing them on a nationwide basis. In 1998, we changed our name from Consolidation Capital Corporation to Building One Services Corporation in order to better describe our business.

  Within less than two years, we have become a leader in the facilities services industry. Our Building One Mechanical and Electrical Group provides mechanical and electrical systems installation and maintenance services and our Building One Service Solutions Group provides janitorial and maintenance management services. Since our formation, we have grown primarily through acquisitions, having acquired 35 companies with average revenues of approximately $41.0 million. We have acquired 27 businesses specializing in providing in either mechanical or electrical installation, maintenance and/or specialty services and eight businesses specializing in providing janitorial and maintenance management services. We currently have 127 locations and provides nationwide facilities services to over 8,800 commercial and industrial customers in 48 states. We intend to continue to purchase businesses offering these three types of services. On February 19, 1999, we commenced a tender offer to purchase shares of our common stock. See the section below entitled "--Recent Developments."

  Our goal is to become the preeminent single-source provider of facilities services in the United States. To achieve this goal, we intend to capitalize on favorable industry dynamics such as the trend by our customers to outsource significant portions of facilities services requirements to third-party providers and the trend of building managers to seek a single-source provider. In addition, the recent combination of our mechanical and electrical groups will further enhance our ability to offer combined services to existing customers and to attract new customers seeking to reduce the number of vendors with which they do business. We believe that our skilled workforce, hiring and training programs, breadth of service offerings, geographic coverage and reputation provide us with a competitive advantage in achieving our goal.

Industry Background

  Facilities services companies provide many products and services needed for the operation and maintenance of a building including:

  .  Janitorial and maintenance management    .  Engineering


  .  Mechanical installation and maintenance  .  Parking facility management


  .  Electrical installation and maintenance  .  Security systems and management


  .  Data communications cabling
                                              .  Grounds keeping and
                                                 landscaping

  .  Lighting equipment and maintenance


  .  Building automation and controls         .  Pest control


  .  Energy management                        .  General equipment maintenance

  The facilities services industry is highly fragmented with a small number of firms providing multiservice product offerings on a multi-location basis. According to industry data, no single source provider holds more than a 2% market share. Electrical, mechanical and janitorial services represent more than 75% of the revenues in the facilities services industry. The markets are substantial and highly fragmented with a small number of multi-location regional or national operators and a large number of relatively small, independent businesses serving discrete local markets with limited service offerings.

  Each distinct market segment within the facilities services industry has its own specific dynamics and competitive environment and, as a result, has different projected growth rates. In general, the primary drivers of industry growth include:

  .  vendor consolidation;

  .  decreasing metropolitan vacancy rates;

  .  increased outsourcing of non-core functions by corporations;

  .  customer interest in relief from labor force issues;

  .  the need to upgrade and invest in infrastructure and technology; and

  . to a lesser extent, revival of construction activity in suburban areas and smaller cities.

  We believe that there has been a significant trend toward outsourcing business services, including facilities services, over the last several years. This increase in outsourcing will impact all three of the sectors in which we do business. According to the Outsourcing Institute, approximately 80% of United States companies outsource some aspect of their business services. Spending on outsourcing services increased approximately 100% from 1992 through 1996 and we believe this trend will continue. The Outsourcing Institute estimates that the demand for outsourcing services will grow at an estimated compounded annual growth rate of 20% through the year 2000. Outsourcing allows companies to, among other things, focus on their core competencies, reduce operating expenses, share risk management responsibility and access technical expertise not available internally.

  Facilities services companies have expanded their businesses from providing traditional cleaning services for commercial property managers and large corporations to performing higher value added services for companies in the retail, commercial and industrial sectors.

The Mechanical and Electrical Services Industry

 Electrical Services Market

  The electrical services industry, including commercial, industrial and residential markets, was estimated by the United States Census Bureau to have generated annual revenues in excess of $40 billion in 1992, the most recent year for which United States Census data is available. More recent data reported by The Electrical Contracting Magazine shows that the industry size in 1998 was approximately $72 billion. Electrical maintenance service repair and modernization work represented approximately 55% of the industry revenues. Demand for electrical services is growing more rapidly than demand for new installations. The industry is highly fragmented with a forecasted number of companies in 1999 more than 66,000, up from an estimated 54,000 in 1992. Most of those companies are small, private owner-operated businesses, performing various types of electrical work.

  Virtually all construction and renovation drive demand for electrical installation services. Electrical work accounts for approximately 8% to 12% of the total construction cost of commercial and industrial projects. In recent years, demand for electrical installation repair and maintenance work has increased due to increased electrical code requirements, demand for additional electrical capacity, additional data cabling requirements and increased use of computers and control systems.

  We believe that growth in the electrical services industry will be driven by the following factors:

  . increasing capital investment in new facility installation and renovation of existing facilities;

  . new codes for power and life safety;

  . revised national energy standards requiring energy efficient lighting fixtures and other equipment;

  . new demands for backup power;

  . complex systems requiring specialized technical expertise;

  . cost savings that can be derived from the central monitoring and control of integrated systems (e.g., fire protection, security systems, temperature control);

  . networking of local area and wide area computer systems; and

  . minimizing downtime through predictive and preventive maintenance.

 Mechanical Services Market

  Mechanical systems include HVAC systems and plumbing and process systems. We believe that the HVAC services industry generates approximately $35 billion in annual commercial and industrial revenues and that the plumbing services industry generates approximately $19 billion in revenues. We believe the mechanical services market is highly fragmented with over 50,000 businesses. Most are small, owner-operated companies focusing on a single local geographic area and providing a limited range of services.

  Growth in the mechanical services industry will be driven by the following factors:

  . an aging installed base of systems;

  . increasing automation, sophistication and complexity of HVAC and other systems;

  . increasing restrictions on the use of refrigerants commonly used in older
    HVAC systems;

  . a desire by property owners/managers to outsource their maintenance services; and

  . increasing focus by property owners/managers on energy cost savings from more efficient systems.

The Janitorial Services Industry

  Based on data reported by the Building Owners and Managers Association in 1996, we believe the market for janitorial services is approximately $67 billion. We believe the janitorial service market is a highly fragmented industry comprised of more than 45,000 companies, most of which are privately owned businesses with fewer than 20 employees.

  We believe that growth in the janitorial and maintenance management services market will be driven by the following factors:

  . a desire by owner/managers to outsource their cleaning management;

  . increasing focus by owners/managers on retaining commercial tenants;

  . technology driven demand for niche cleaning services, such as "clean room" maintenance; and

  . increasing demand for automated "back office" janitorial management, including insurance, invoicing, quality control and reporting.

Our Services

  We offer a broad range of mechanical and electrical installation, maintenance and specialty services and janitorial and maintenance management services.

  Mechanical and Electrical Services. Through the Building One Mechanical and Electrical Group, we offer a broad range of mechanical and electrical design, installation and maintenance services for industrial, commercial, retail and institutional customers, including:

  .  lighting and power systems;

  .  heating, ventilation and air conditioning ("HVAC") systems;

  .  plumbing and industrial process piping systems;

  .  evaluation and testing of system performance;

  .  building access, security systems, and fire protection systems;

  .  fiber optic and data cabling;

  .  telecommunications equipment and systems;

  .  fire protection, building access and surveillance systems;

  .  manufacturing process controls and instrumentation; and

  .  technical facilities management.

  Our 27 operating companies offer mechanical and electrical services through 82 branch locations serving over 30 states. The 1998 pro forma revenues of these businesses were approximately $1.3 billion. The presidents of these 27 companies have an average of 27 years of experience in mechanical and electrical contracting and services.

  We believe the fragmented nature of this industry provides significant opportunities to consolidate mechanical and electrical installation, maintenance and specialty service businesses. In addition, we believe that the majority of owners in this industry have limited access to adequate capital for modernization, training and expansion and limited opportunities for liquidity in their business. Many of these businesses are being threatened by increased competition from larger entities with greater financial resources, resulting in part from the deregulation of the United States gas and electric utility industries Because of these opportunities, several publicly traded consolidators, in addition to our company, have emerged in the mechanical and electrical installation, maintenance and specialty service industry.

  We plan to continue to expand our market presence and grow through strategic acquisitions, partnerships with other service providers, and internal growth. We expect to continue to buy businesses with strong cash flows, strategic locations and value-added service offerings. For example, because we have fewer mechanical operating companies, we intend to acquire businesses that provide mechanical services in areas where we already provide electrical services to further enhance our cross-selling opportunities.

  In addition, we believe that there are growth opportunities in the electrical maintenance and specialized services portion of the business. We are increasing the amount and proportion of revenues represented by such services. Electrical maintenance services generate a recurring revenue stream that is less susceptible to downswings in the economy than the more cyclical new installation market. Specialized services require specific skills and equipment and provide higher margins than general electrical installation and maintenance services.

  Joint Delivery of Mechanical and Electrical Services. We recently reorganized our mechanical and electrical services groups into the Building One Mechanical and Electrical Group. Under this combination, a regional manager is responsible for overseeing both mechanical and electrical operations. Therefore, we have the opportunity to "cross-sell" our mechanical and electrical systems and services. Cross-selling occurs when one of our companies sells another of our company's services to existing customers.

  In addition, our Building One Mechanical and Electrical Group intends to continue growing the proportion of work we complete on a "design-build" basis. Design-build is an approach to installation projects in which the contractor is given full or partial responsibility for the design specifications of the installation. Design-build is an alternative to the traditional "plan and spec" model, in which the contractor is required to build to the exact specifications of the architect and engineer. We believe that design-build is the superior model because it allows the contractor to use past experience to install the project at the least cost to the customer. We have an advantage over our competitors because we have opportunities to complete design build work where our mechanical and electrical companies are working as partners.

  Janitorial and Maintenance Management Services. Our Building One Service Solutions Group offers janitorial and maintenance management services. A number of these services are often provided for a customer under a contractual arrangement on a regional or national basis. The customers of this group are: retail chain stores, grocery stores, office buildings, industrial plants, banks, department stores, warehouses, educational and health facilities, restaurants and airport terminals throughout the United States. The services provided by this group include:

  .  floor and carpet cleaning and maintenance;

  .  floor stripping and refinishing;

  .  chemical supply and equipment management;

  .  window, wall and structural cleaning and maintenance;

  .  restroom and other area sanitation;

  .  duct cleaning;

  .  furniture polishing; and

  . exterior window, wall, sidewalk, and parking lot cleaning and maintenance.

  We believe that our Building One Service Solutions Group is the largest provider of janitorial and maintenance management services to the retail sector in the United States based on revenues. Our eight companies offer these services in 48 states. The pro forma revenues of these companies in 1998 were $195 million. The presidents of these eight companies have an average of 17 years of experience in janitorial maintenance and management services.

  We believe there is significant growth potential for our Building One Service Solutions Group as a result of the trend toward outsourcing non-core business functions. We offer programs and systems that free the customer to focus on its core business activity while the support services are managed in an efficient, cost-effective manner. We believe that our management expertise, our menu of services and new technologies will contribute to growth in this group.

  To provide seamless integrated services to our broad customer base, our Building One Service Solutions Group selects, manages and integrates services provided by our local companies and third parties to our customers. We often administer the back office functions for the third party and ensure the quality of the service performed. We also relieve our customers from the burden of finding and supervising the contractor or in-house labor to provide service.

  We intend to increase our market presence by increasing the number of national customers we service, first in the retail market and then in other markets. Through strategic partnerships and subcontracting relationships, we will add depth to our broad geographic coverage. We also may add new services to our menu of janitorial and maintenance management services.

  The following chart identifies the companies we have acquired since our formation:

                                                  Date          Geographic         Year
          Name               Service Segment    Acquired         Coverage         Founded
          ----               ---------------    --------        ----------        -------
Service Management, USA
 (now Building One
 Service Solutions).....  Janitorial            02/04/98 National                  1984
-----------------------------------------------------------------------------------------
Garfield Electric                                        Ohio, Indiana,
 Company................  Electrical            03/11/98 Kentucky                  1972
-----------------------------------------------------------------------------------------
                                                         Ohio, Indiana,
Indecon, Inc............  Electrical            03/11/98 Kentucky                  1989
-----------------------------------------------------------------------------------------
Riviera Electric
 Construction Company,
 Inc....................  Electrical            03/11/98 Colorado                  1982
-----------------------------------------------------------------------------------------
                                                         Kansas &
SKC Electric Inc........  Electrical            03/11/98 Missouri                  1980
-----------------------------------------------------------------------------------------
Town & Country Electric
 Inc....................  Electrical            03/11/98 Mid West Region           1972
-----------------------------------------------------------------------------------------
Tri-City Electrical
 Contractors, Inc.......  Electrical            03/11/98 Florida                   1958
-----------------------------------------------------------------------------------------
Wilson Electric Company,
 Inc....................  Electrical            03/11/98 Arizona                   1988
-----------------------------------------------------------------------------------------
Walker Engineering,
 Inc....................  Electrical            03/25/98 Texas                     1981
-----------------------------------------------------------------------------------------
Crest International,
 LLC....................  Janitorial            04/01/98 Wisconsin                 1995
-----------------------------------------------------------------------------------------
United Service
 Solutions, Inc.........  Janitorial            04/27/98 National                  1997
-----------------------------------------------------------------------------------------
Taylor Electric, Inc....  Electrical            05/22/98 Utah & Nevada             1978
-----------------------------------------------------------------------------------------
G.S. Group, Inc.
 including subsidiaries
 Gulf States, Inc., GSI
 of California, Inc.,
 G.S. Financial, Inc.
 and Testronics, Inc. ..  Mechanical            05/22/98 National                  1986
-----------------------------------------------------------------------------------------
Perimeter Maintenance
 Corporation............  Janitorial            05/31/98 Southeast Region          1985
-----------------------------------------------------------------------------------------
Spann Building
 Maintenance Company....  Janitorial            05/31/98 Midwest Region            1959
-----------------------------------------------------------------------------------------
National Network                                         Colorado, Oregon,
 Services, Inc..........  Electrical            06/15/98 California, South Dakota  1990
-----------------------------------------------------------------------------------------
Riviera Electric of
 California, Inc........  Electrical            06/17/98 California                1995
-----------------------------------------------------------------------------------------
Regency Electric                                         Southeast &
 Company, Inc...........  Electrical            06/24/98 Eastern Regions           1979
-----------------------------------------------------------------------------------------
The Lewis Companies.....  Mechanical/Electrical 06/29/98 Southwest Region          1979

                                            Date          Geographic          Year
          Name            Service Segment Acquired         Coverage          Founded
          ----            --------------- --------        ----------         -------
Chambers Electronic
 Communications, LLC....    Electrical    07/01/98 Arizona                    1969
------------------------------------------------------------------------------------
McIntosh Mechanical,                               South Carolina &
 Inc....................    Mechanical    08/03/98 Georgia                    1982
------------------------------------------------------------------------------------
Ivey Mechanical, Inc....    Mechanical    09/02/98 South & Southeast Regions  1947
------------------------------------------------------------------------------------
Tri-M Corporation &
 Affiliates.............    Electrical    09/03/98 Northeast Region           1964
------------------------------------------------------------------------------------
Robinson Mechanical,
 Inc....................    Mechanical    09/14/98 Colorado                   1978
------------------------------------------------------------------------------------
Watson Electrical
 Construction Co. and
 Welcon Management
 Company................    Electrical    11/02/98 North Carolina & Virginia  1935
------------------------------------------------------------------------------------
Boxberger, Inc..........    Janitorial    11/06/98 Southeast Region           1989
------------------------------------------------------------------------------------
Flor-Shin, Inc..........    Janitorial    11/06/98 Southeast Region           1982
------------------------------------------------------------------------------------
R.J. Miguel Services,                              New England
 Inc....................    Janitorial    12/04/98 (except for Maine)         1986
------------------------------------------------------------------------------------
                                                   North, South
Gamewell Mechanical,                               Carolina,
 LP.....................    Mechanical    12/14/98 Virginia                   1966
------------------------------------------------------------------------------------
Potter Electric
 Company................    Electrical    01/01/99 Nevada                     1969
------------------------------------------------------------------------------------
Beltline................    Mechanical    02/09/99 Texas                      1987
------------------------------------------------------------------------------------
Sanders Bros., Inc......    Mechanical    03/24/99 Southeast                  1997
------------------------------------------------------------------------------------
D/FW Mechanical
 Services, Inc..........    Mechanical    03/26/99 Texas                      1981
------------------------------------------------------------------------------------
American Air Company,
 Inc....................    Mechanical    03/26/99 California                 1973
------------------------------------------------------------------------------------
Advent Electric Company,
 Inc....................    Electrical    03/29/99 Tennessee                  1978

Competitive Strengths

  We believe several factors give us a competitive advantage in the facilities services industry including our:

  Leading Market Position. We had pro forma revenues of approximately $1.5 billion for the fiscal year ended December 31, 1998 assuming that we had acquired the 35 businesses we have acquired since our formation as of January 1, 1998. This makes us a leading provider of integrated facilities services in the United States. We believe that we are the number one or two provider of facilities services in each of the top 15 cities in which we operate. Our size gives us the critical mass necessary to compete for larger contracts and to exercise significant purchasing power. The average revenues of our acquired businesses are approximately $41 million, which we believe to be the highest among our competitors. With this size comes enhanced infrastructure, more experienced management teams, better information systems and improved brand recognition.

  Premier Operating Capabilities. We believe our operating capabilities are among the best in the industry. Our superior technical and engineering expertise, optimal materials management practices and higher human resource utilization provide us significant competitive advantages. For example, our technical and engineering expertise allows us to participate in "design-build" projects where we work with the client to develop optimal specifications and configurations of systems and then perform the installation, which frequently leads to recurring maintenance work. As part of an installation, we typically prefabricate significant portions of the project at an alternative site and drop ship materials in specific sequences, thereby optimizing materials management and minimizing the amount of time specialized employees spend on the job.

  Diversified Business Mix. We believe that our diversified customer base, broad geographic presence and comprehensive service offerings provide a high degree of stability to our revenues and cash flow and will enable us to grow quickly and better meet our customers' needs. Such diversification reduces our vulnerability to financial weakness of particular customers, industries or geographic regions. Furthermore, on a pro forma basis for 1998, approximately 43% of our revenue came from higher-margin maintenance and repair business, which is generally recurring in nature.

  National Scale and Service Capability. We have become a leading national single-source provider of facilities services through our acquisition of 35 businesses with 127 locations that provide services in 48 states. This network enables us to effectively service national and regional customers who are increasingly purchasing facilities services on a consolidated basis. Some of our larger customers include Dow Chemical, Wal-Mart, Kmart, MarMaxx, State Farm Insurance and Federal Express.

  Superior Employee Training. We believe that our superior ability to recruit, train and retain a highly skilled workforce results in higher quality service for our customers and increased productivity and profitability for our Company.

  Focused Acquisition Strategy. We have developed significant expertise in identifying and effecting acquisitions within the facilities services industry. In conjunction with our internal growth strategies, we will continue to selectively pursue well-managed, profitable businesses with established market positions, which will allow us to expand our service offerings in existing markets or penetrate new attractive high-growth markets.

  Experienced Management Team. Our executive officers and the presidents of our operating companies average over 25 years of experience in the facilities services industry. In addition, we have developed an experienced group of operating managers who have established strong reputations in their local markets.

Business Strategies

  Our objective is to become the premier, national single-source provider of electrical, mechanical and janitorial services in the United States. We expect to achieve our objective by improving operations and expanding our business through internal growth and selective acquisitions.

 Operating Strategy

  . Implement "Best of Class" Practices. We believe that opportunities exist to achieve operating efficiencies and cost savings through the adoption of a "best of class" operating program. We will continue to implement on a company-wide basis the best business practices used by our operating companies in areas such as installation and service methods, project cost estimation, manpower utilization, recruiting and training programs, safety and risk management programs, marketing strategies and sales techniques and sales training materials.

  . Develop Brand Recognition. We intend to create a brand name for Building One that suggests superior quality, consistency and reliability. We believe that developing brand recognition will enhance our ability to establish regional and national coverage.

  . Leverage Purchasing Power. We have begun, and will continue, to use our growing purchasing power to obtain favorable prices and discounts on products and services such as insurance, employee benefits, bonding, service vehicles, commodity materials, legal support, real estate services and banking and financial services.

 Growth Strategy

  . Exploit Industry Trends. We intend to further broaden the services we currently offer by acquiring businesses that provide specialized services that we want to offer to our customers. This will allow us to become a single-source provider for all of our customers' electrical, mechanical and janitorial needs. We believe that becoming a single-source provider will allow us to take advantage of the recent industry trends of vendor consolidation and increased outsourcing of facilities services.

  . Leverage Customer Relationships. We use strong customer relationships to expand the services that we provide to those customers. Our operating companies that provide mechanical and electrical services generally provide services to the same markets and customers. We believe that significant opportunities exist to cross-sell our mechanical and electrical services to existing customers. In addition, our significant number of janitorial customers will enable us to increase the number of customers for our mechanical and electrical services.

  . Enter New Geographic Markets. We intend to make complementary acquisitions in geographic areas where we do not currently operate in order to further enhance our ability to service our clients on a nationwide basis.

  . Expand Within Existing Markets. We intend to make additional acquisitions in areas where we already operate to expand market penetration and the range of services offered. For example, we have fewer mechanical than electrical businesses and intend to acquire businesses that provide mechanical services in areas where we already provide electrical services to further enhance our cross-selling opportunities.

Customers

  We have a diverse customer base, with no single customer accounting for more than 3% of the pro forma revenues for 1998 of the businesses we acquired. We seek to provide superior customer service and maintain strict quality controls across geographic areas. The consistency of our service offerings across geographic areas and product lines helps to build long-term client relationships and provides opportunities to cross-sell services. Some of our larger customers include Dow Chemical, Wal-Mart, Kmart, MarMaxx, State Farm Insurance and Federal Express. We intend to continue to build and maintain relationships with our customers by providing consistent, high-quality service.

Competition

  The facilities services industry is highly competitive. There are large national and multi-national organizations providing a wide variety of facilities services to their customers. Large competitors offering multiple services may be willing to accept lower profit margins in order to capture market share.

  We also compete with numerous smaller service providers, many of whom may provide fewer services in limited geographic areas. These providers may have more experience in and knowledge of the local market for such services. Such smaller service providers may also have lower overhead costs, enabling them to provide their services at lower rates than we can. As a result of this competition, we may lose customers or have difficulty acquiring new customers. Barriers to entry to the markets for certain facilities services, such as janitorial services, are low. As a result, new competitors, including property management companies, are beginning to enter the facilities services business. The existing and new sources of competition place pressures on the pricing of facilities services, which may cause our revenues or margins to decline.

  As the industry undergoes continuing consolidation, we expect to face significant competition in seeking to buy other facilities services businesses. Therefore, we may have to pay higher prices for those businesses we acquire in the future.

Potential Environmental Liability

  The nature of the facilities services industry often involves the transport, storage, use and disposal of cleaning solvents, lubricants, chemicals, gasoline, refrigerants and other hazardous materials by employees. These materials may be used at and around our customers' facilities or, in certain cases, facilities leased by us on behalf of our customers. There is stringent and changing federal, state and local regulation of these materials. We could be liable for the actions of our employees in handling such materials. In addition, if our employees are exposed to these materials, they may file claims against us. As a result, there can be no assurance that compliance with governmental regulations or liability related to hazardous materials will not have a negative effect on our financial condition or results of operations.

Backlog

  As of December 31, 1998, we had backlog orders believed to be firm of $693.5 million. Backlog information as of December 31, 1997 has not been presented because the Company made its first acquisition during 1998. The backlog for these companies was $553 million on a pro forma basis for the year ended December 31, 1997.

Employees

  As of March 26, 1999, we employed more than 15,000 people. Fewer than 10% of our employees are members of labor unions. We have satisfactory employee relationships.

Recent Developments

  On February 19, 1999, we commenced a tender offer to purchase shares of our common stock. As recently modified, we are offering to purchase 25.5 million shares of our common stock at a price of $22.50 per share. We have assumed, for purposes of estimating the cost of the tender offer, that we will purchase approximately 24.6 million shares of our outstanding common stock at a price of $22.50 per share and approximately 900,000 shares underlying stock options that have an exercise price of less than $22.50 at a price of $22.50 less the exercise price of the option and that holders of outstanding warrants will not exercise the warrants and tender the shares underlying the warrants. Based upon those assumptions, we expect that our purchase of the 25.5 million shares in the tender offer will require approximately $585.5 million of financing (including fees and expenses). We expect to fund our purchase of the shares with our cash on hand (approximately $200 million as of December 31, 1998), the sale of $200 million of senior subordinated notes and $100 million of convertible subordinated notes and borrowings under a $350 million revolving credit facility. We have received commitment letters from Bankers Trust Company, Citicorp USA, Inc. and Goldman Sachs Credit Partners LP for the $350 million revolving credit facility. The revolving credit facility will also be available for future acquisitions, contingent payments that are required by the terms of certain acquisition agreements, capital expenditures and other general corporate purposes. In addition, we have received a highly confident letter from BT Alex. Brown relating to the $200 million of senior subordinated notes. The tender offer is subject to a number of conditions, including the tender of at least 21 million shares and the receipt of financing. The tender offer will expire on April 16, 1999 unless extended.

  At the time of our announcement of the modified tender offer, we also announced that we had entered into an agreement with Boss Investment LLC, an affiliate of Apollo Management, L.P., under which Boss Investment agreed to invest $100 million in our company in exchange for convertible subordinated notes.

  For a description of the securities we expect to issue in connection with our tender offer and the revolving credit facility, you should refer to "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." With respect to our transaction with Boss Investment, you should refer to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on March 23, 1999.

Item 2. Properties

  As of March 26, 1999, we operated 129 facilities, including corporate facilities, in various states. Of these facilities, 117 are leased and 12 are owned. The facilities are used for warehouse and office purposes, or a combination of these functions. We are expanding our facilities at four of our local companies as a result of the expansion of these companies in recent years. At this time, we believe that our facilities are suitable for our purposes, and that they have adequate capacity for our present and anticipated needs.

Item 3. Legal Proceedings

  We are party to litigation that arises from the normal course of the business of the acquired companies. Management believes that none of these actions will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  (a) Price Range of Common Stock. The Company's common stock, par value $0.001 per share, has traded on the Nasdaq National Market since November 26, 1997. On March 26, 1999, closing price per share of the common stock was $17.25 per share. The following table shows the high and low sales prices of our common stock, traded under the symbol "BOSS" since September 1998.

                                                                 High      Low
                                                               --------- -------
      Fiscal Year 1997
      Fourth Quarter.......................................... $21.50    $20.00
      Fiscal Year 1998
      First Quarter........................................... $25 7/8   $18 3/8
      Second Quarter.......................................... $25 15/16 $19.75
      Third Quarter........................................... $24.50    $11.50
      Fourth Quarter.......................................... $22.50    $ 7 7/8
      Fiscal Year 1999
      First Quarter through March 26, 1999.................... $21.00    $15.50

  (b) Approximate Number of Equity Security Holders. The number of record holders of our common stock as of March 25, 1999 was 755. We believe that a substantially larger number of beneficial owners hold such shares of common stock in depository or nominee form.

  (c) Dividends. We have never paid a cash dividend on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future because we would like to keep any earnings to finance the expansion of our business, including for acquisitions, and for general corporate purposes. Any payment of future dividends will be at the discretion of your Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements and debt levels. Furthermore, we will incur indebtedness in connection with the pending tender offer and the terms of that indebtedness will prohibit or limit our payment of dividends to you.

  (d) Recent Sales of Unregistered Securities and Uses of Proceeds from Registered Securities.

    (i) In February 1997, Jonathan J. Ledecky, our chairman, founded the Company's predecessor, Ledecky Brothers L.L.C. On September 10, 1997, Jonathan J. Ledecky exchanged his 100% interest in Ledecky Brothers L.L.C. for 4,411,765 shares of our common stock, or 100% of the outstanding shares. The issuances of securities by Ledecky Brothers L.L.C. and the Company to Jonathan J. Ledecky were made in reliance upon the exemption from registration under the Securities Act of 1933, as amended, in Section 4(2).

    (ii) Pursuant to Item 701(f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of the proceeds we received in our initial public offering:

      (1) The Registration Statement for the initial public offering (File No. 333-36193) was declared effective on November 25, 1997.

      (2) The offering commenced on November 25, 1997 and terminated when all of the shares were sold in December 1997.

      (3) The managing underwriter was Friedman, Billings, Ramsey & Co.,
    Inc.

      (4) In the initial public offering, we registered and sold an aggregate of 27,850,000 shares of our common stock, par value $.001 per share, and 500,000 shares of convertible non-voting common stock, par value $.01 per share, which is convertible into common stock. On November 25, 1998, the 500,000 shares of convertible non-voting common stock were converted into shares of common stock.

      (5) The aggregate offering price of the shares sold was $567,000,000.

      (6) We incurred the following expenses in connection with the initial public offering:

       Underwriting discounts and commissions...................... $38,640,000
       Expenses paid to or for underwriters........................      60,000
       Accountants' fees...........................................     100,000
       Legal fees..................................................     315,000
       Printing expenses...........................................     255,000
       Miscellaneous fees and expenses.............................     466,000
                                                                    -----------
                                                                    $39,836,000
                                                                    ===========

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

      (8) From the effective date of the initial public offering registration statement to March 23, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

       Cash used to repay acquisition indebtedness................ $ 33,847,000
       Cash used in acquisitions net of cash acquired............. $231,602,000
       Repurchase of shares of Common Stock....................... $ 41,835,000
       Investments in investment grade securities (earnings on
        such investments were used for working capital purposes,
        including salaries of executive officers)................. $219,571,000
       Repayment of indebtedness owed to Jonathan J. Ledecky...... $    309,000
                                                                   ------------
         TOTAL.................................................... $527,164,000
                                                                   ============

Item 6. Selected Financial Data

                            SELECTED FINANCIAL DATA
                (In thousands, except share and per share data)

  The Selected Financial Data for the years ended December 31, 1996, 1997 and 1998 and as of December 31, 1997 and 1998 have been derived from the company's audited financial statements which are included elsewhere in this Annual Report. The Selected Financial Data for the years ended December 31, 1994 and 1995 and as of December 31, 1994, 1995 and 1996 have been derived from our unaudited financial statements which are not included in this Annual Report. Our consolidated financial statements give retroactive effect to the three business combinations accounted for under the pooling-of-interests method during the year ended December 31, 1998 and include the results of the businesses acquired in business combinations accounted for under the purchase method from their respective acquisition dates. The financial statements for periods prior to the fiscal year ended December 31, 1998 reflect only the operating results of the three business combinations accounted for under the pooling-of-interests method of accounting.

                                    As of or For the Year Ended
                                            December 31,
                         -----------------------------------------------------
                           1994       1995       1996      1997        1998
                         ---------  ---------  --------- ---------  ----------
                           (Dollars in thousands, except per share data)
Statement of Operations
 Data:
Revenues................ $  45,106  $  57,287  $  63,202 $  70,101  $  809,601
Cost of revenues........    37,634     48,783     53,664    58,857     636,225
                         ---------  ---------  --------- ---------  ----------
Gross profit............     7,472      8,504      9,538    11,244     173,376
Selling, general and
 administrative.........     6,635      8,468      8,803    11,776      99,771
Goodwill amortization...       --         --         --        --        7,653
Non-recurring
 acquisition costs......       --         --         --        --          768
                         ---------  ---------  --------- ---------  ----------
Operating income
 (loss).................       837         36        735      (532)     65,184
Other (income) expense
  Interest income.......       (41)       --         --     (2,056)    (19,373)
  Interest expense......       329        239        224       208       1,054
  Other, net............       (43)        (8)        83      (221)        (80)
                         ---------  ---------  --------- ---------  ----------
Income before income
 taxes..................       592       (195)       428     1,537      83,583
Provision for income
 taxes..................                   (5)        13        94      36,120
                         ---------  ---------  --------- ---------  ----------
Net income.............. $     592  $    (190) $     415 $   1,443  $   47,463
                         =========  =========  ========= =========  ==========
Net income per share--
 Basic.................. $    0.48  $   (0.15) $    0.32 $    0.25  $     1.19
                         =========  =========  ========= =========  ==========
Net income per share--
 Diluted................ $    0.44  $   (0.15) $    0.30 $    0.25  $     1.16
                         =========  =========  ========= =========  ==========
Weighted average number
 of common shares
 outstanding--Basic..... 1,238,444  1,238,444  1,290,724 5,683,464  39,908,364
Weighted average number
 of common shares
 outstanding--Diluted... 1,353,560  1,238,444  1,405,840 5,865,550  40,928,452

                           1994       1995       1996      1997        1998
                         ---------  ---------  --------- ---------  ----------
Balance Sheet Data:
Working capital......... $     300  $     (30) $      67 $ 528,235  $  307,390
Total assets............     8,063      8,132      9,629   539,159   1,043,922
Long-term debt, net of
 current maturities.....     1,734      1,589      1,890     1,679       3,287
Stockholders' equity....     1,496      1,299      1,578   529,480     837,537

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  The following discussion should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 1996, 1997 and 1998, and the related notes thereto.

  Founded in February 1997, Building One Services Corporation is a leading provider of facilities services in the United States. We completed our initial public offering in December 1997, raising net proceeds of approximately $527 million. To date, we have used the proceeds primarily in our acquisition program and to fund our operations.

  As a result of our acquisition program, our financial condition and results of operations have changed dramatically from our inception and initial public offering in December 1997 to December 31, 1998. We completed 29 business combinations during the year ended December 31, 1998. Twenty-six of the business combinations completed during the year have been accounted for under the purchase method. Prior to our initial announcement in December 1998 that we would repurchase shares of our common stock, two of these 29 business combinations had been accounted for previously under the pooling-of-interests method. Following this announcement and as required by generally accepted accounting principles, we restated our historical consolidated financial statements to account for these two business combinations under the purchase method. Our consolidated financial statements give retroactive effect to the three business combinations accounted for under the pooling-of-interests method during the year ended December 31, 1998 and include the results of the businesses acquired in business combinations accounted for under the purchase method from their respective acquisition dates. The financial statements for periods prior to the fiscal year ended December 31, 1998 reflect only the operating results of the three business combinations accounted for under the pooling-of-interests method of accounting. Therefore, the comparison of our results of operations in 1996, 1997 and 1998 is not meaningful.

  Subsequent to December 31, 1998, we completed six additional acquisitions of mechanical and electrical installation and maintenance businesses for aggregate consideration of $51.1 million in cash and shares of common stock. Additionally, there is the potential for the payment of up to an additional $10.2 million in cash and shares of common stock in connection with a contingent consideration arrangement.

  On February 19, 1999, we commenced an offer to our stockholders to purchase shares of our common stock. As recently modified, we are offering to purchase 25,500,000 shares of our common stock at a price of $22.50 per share for cash. See "Business--Recent Developments" and "--Liquidity and Capital Resources".

  Our revenues are recognized as services for maintenance and service contracts are performed. Additionally, we utilize the "percentage-of-completion" method of accounting for installation contracts. Under this method, revenues are recognized according to the ratio of costs incurred to estimated total contract costs. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

  The Company believes that it has realized and will continue to realize savings from consolidation of its insurance and bonding programs, consolidation of certain back office functions for some of its operations and volume purchase discounts from vendors of commodity materials and service vehicles. These savings may be partially offset by costs associated with the Company's corporate operations and costs of integrating acquired companies.

Results of Operations

 Year ended December 31, 1998 Compared to the Year ended December 31, 1997

  Revenues. Consolidated revenues for the year ended December 31, 1998 increased by $739.5 million, or 1054.9%, to $809.6 million from $70.1 million for the year ended December 31, 1997. This increase was primarily a result of our acquisition of the 26 companies accounted for under the purchase method of accounting during the year ended December 31, 1998, which have been included since their respective dates of acquisition. For the year ended December 31, 1998, approximately 66%, 14% and 20% of our revenues were derived from electrical installation and maintenance services, mechanical installation and maintenance services and janitorial and maintenance management services, respectively.

  Gross Profit. Gross profit for the year ended December 31, 1998 increased by $162.1 million, or 1441.9%, to $173.4 million from $11.2 million for the year ended December 31, 1997. This increase was primarily a result of the acquisition of the companies accounted for under the purchase method of accounting and, to a much lesser extent, the increased gross profit of the companies accounted for under the pooling-of-interests method. Gross margin increased to 21.4% for the year ended December 31, 1998, from 16.0% for the year ended December 31, 1997. This increase in the gross margin was primarily attributable to the higher gross margins of the companies acquired and accounted for under the purchase method of accounting.

  Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 1998 increased by $88.0 million, or 747.2%, to $99.8 million from $11.8 million for the year ended December 31, 1997. This increase was primarily attributable to the selling, general and administrative expenses of the companies accounted for under the purchase method of accounting, and the general and administrative costs of our corporate activities. Selling, general and administrative expenses as a percentage of revenues decreased to 12.3% for the year ended December 31, 1998 from 16.8% for the year ended December 31, 1997.

  Goodwill amortization. Goodwill amortization increased by $7.7 million for the year ended December 31, 1998 as result of the goodwill recorded in conjunction with the companies accounted for under the purchase method of accounting.

  Non-recurring acquisition costs. Non-recurring acquisition costs of $0.8 million consists of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

  Other income, net. Other income, net for the year ended December 31, 1998 increased by $16.3 million from $2.1 million for the year ended December 31, 1997 to income of $18.4 million for the year ended December 31, 1998. This increase is primarily attributable to the interest income of $19.4 million generated from the investment of the proceeds raised in our initial public offering in December 1997.

  Provision for income taxes. The provision for income taxes for the year ended December 31, 1998 increased to $36.0 million, reflecting an effective tax rate of 43.2% from an effective tax rate of 6.1% for the year ended December 31, 1997. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus the companies accounted for under the pooling-of-interests method, which had elected to be treated as subchapter S corporations for tax purposes prior to our acquisition of them. Additionally, the 43.2% effective rate reflects the non-deductibility of goodwill amortization associated with the majority of our acquisitions.

 Year ended December 31, 1997 Compared to the Year ended December 31, 1996

  Revenues. Consolidated revenues for the year ended December 31, 1997 increased by $6.9 million, or 10.9%, to $70.1 million from $63.2 million for the year ended December 31, 1996. This increase was attributable to an increase in the janitorial and maintenance management services provided by the companies we acquired in transactions accounted for under the pooling-of-interests method. These companies had an increase in revenues as a result of their expansion into new geographic markets and further penetration of their existing markets.

  Gross profit. Gross profit for the year ended December 31, 1997 increased by $1.7 million, or 17.9%, to $11.2 million from $9.5 million for the year ended December 31, 1996. Gross profit as a percentage of revenues increased to 16.0% for the year ended December 31, 1997 from 15.1% for the year ended December 31, 1996.

  Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 1997 increased by $3.0 million, or 33.8%, to $11.8 million from $8.8 million for the year ended December 31, 1996 as a result of the increases in the expenses of the janitorial and maintenance management services companies we acquired in transactions accounted for under the pooling-of-interests method as they increased their staff to support the increase in revenues. Selling, general and administrative expenses as a percentage of revenues increased to 16.8% for the year ended December 31, 1997 from 13.9% for the year ended December 31, 1996.

  Other income, net. Other income, net for the year ended December 31, 1997 increased by $2.4 million, or 773.9%, to income of $2.1 million from expense of $0.3 million for the year ended December 31, 1996. This increase is primarily attributable to the interest income generated from the investment of the proceeds we raised in our initial public offering in November 1997.

  Provision for income taxes. The provision for income taxes for the year ended December 31, 1997 increased to $0.1 million, reflecting an effective tax rate of 6.1%, as compared to a tax rate of 3.0% for the year ended December 31,1996. The increase in the effective rate is primarily attributable to the increase in income generated from entities subject to C Corporation income taxes.

Liquidity and Capital Resources

  We completed 29 business combinations during the year ended December 31, 1998. Aggregate consideration for these acquisitions consisted of 17,550,551 in shares of common stock, 403,389 options assumed in an acquisition and having an exercise price below fair market value, $259.0 million in cash and the assumption of approximately $33.8 million in debt. Subsequent to December 31, 1998, we completed two business combinations in the electrical installation and maintenance services business and four business combinations in the mechanical installation and maintenance services business for total consideration of $37.6 million in cash and 772,019 shares of common stock. We have agreed to pay contingent consideration of up to an estimated $146.1 million in cash and shares of common stock based upon the performance of some of the businesses we have acquired.

  During the year ended December 31, 1998, net cash provided by operating activities was approximately $32.1 million. Net cash used in investing activities for the year ended December 31, 1998 was $242.3 million which primarily consisted of $231.6 million of cash used in acquisitions, net of cash acquired. Net cash used in financing activities for the year ended December 31, 1998 was approximately $105.6 million which consisted primarily of payments on short-term and long-term debt of $67.7 million and $41.8 million of cash used to repurchase 2,990,000 shares of our common stock at an average price of $13.99 per share. These shares were repurchased in accordance with a stock repurchase program covering 3,100,000 shares which was announced on August 24, 1998. The number of shares repurchased was determined based upon the number of shares issued in connection with acquisitions accounted for under the purchase method of accounting.

  As previously discussed, our Board of Directors recently approved the modification of our tender offer. We have assumed, for purposes of estimating the cost of the tender offer, that we will purchase approximately 53% of our outstanding shares of common stock on March 29, 1999 at a price of $22.50 per share and approximately 900,000 shares underlying stock options that have an exercise price of less than $22.50 at a price of $22.50 less the exercise price of the option and that holders of outstanding warrants will not exercise the warrants and tender the shares underlying the warrants. Based upon those assumptions, the estimated aggregate cost to complete the tender offer, including fees and expenses, will be approximately $585.5 million.

  We plan to finance the tender offer through the use of our cash on hand, the sale of $200 million of senior subordinated notes and $100 million of convertible subordinated notes and borrowings under a $350 million revolving credit facility. The tender offer is subject to a number of conditions, including the tender of at least 21 million shares and the receipt of financing. The sale of the $100 million of convertible subordinated notes to Boss Investment is subject to the receipt of the other financing for the tender offer, the completion of the tender offer, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Act of 1976, as amended, satisfaction that our shares will continue to be listed on Nasdaq, the appointment of three designees of Boss Investment to our Board and the increase in the size of our Board to ten directors and various other conditions. We anticipate that the total debt balance on a pro forma basis for the year ended December 31, 1998, assuming the tender offer closes, would approximate $434 million.

  We have received a highly confident letter from BT Alex. Brown Incorporated to manage the offering of the $200 million in senior subordinated notes and commitment letters from Bankers Trust Company, Citicorp USA, Inc. and Goldman Sachs Credit Partners LP for the revolving credit facility of $350 million.

  After the tender offer we will need funds for general corporate purposes and to pay the interest on the senior subordinated notes, the convertible subordinated notes and the revolving credit facility, to pay the contingent consideration required by the terms of certain acquisition agreements and to make future acquisitions and capital expenditures. We anticipate that, after the tender offer closes, our cash flow from operations and borrowings available under the revolving credit facility will be sufficient to meet these liquidity requirements.

  We expect interest on the senior subordinated notes to be paid semi-annually and that the notes will mature in ten years. The senior subordinated notes will be unsecured and guaranteed by our domestic subsidiaries and will rank junior to the revolving credit facility.

  We expect that we will be able to redeem the senior subordinated notes, in whole or in part, at any time on or after the fifth anniversary of their issuance, at specified redemption prices, plus accrued interest. At any time (which may be more than once) before the third anniversary of the issue date of the senior subordinated notes, we expect that will be able to redeem up to 35% of the outstanding senior subordinated notes with money raised in one or more equity offerings under certain circumstances. Upon a change of control of the company, the holders of the senior subordinated notes will have the right to sell the notes to us at 101% of the face amount plus accrued interest.

  Additionally, we expect that the indenture governing the senior subordinated notes will contain certain covenants that will restrict, among other things, our ability to incur indebtedness, pay dividends, incur liens, sell or otherwise dispose of a substantial portion of our assets or merge or consolidate with another entity.

  The convertible subordinated notes will mature on the thirteenth anniversary of the date of issuance and will provide for interest payments at a rate of 7.5% to be paid in additional convertible subordinated notes or cash, at our election, for the first five years after their issuance, and in cash thereafter. The holders of a majority of the outstanding principal amount of the convertible subordinated notes, however, will have the right to require the payment of interest in cash after the third and through the fifth anniversary of the issuance of the convertible subordinated notes. In addition, the provisions of the revolving credit facility and the indenture for the senior subordinated notes may limit our ability to pay cash interest payments. The holders of the convertible subordinated notes as of any record date for a dividend declared on the shares of common stock will also be entitled to special payments equivalent to the amount of the dividends they would have received had they converted the convertible subordinated notes into shares of common stock.

  The convertible subordinated notes will be convertible into shares of our common stock at an initial conversion price of $22.50 per share plus all accrued and unpaid interest. Assuming conversion of the principal amount of the convertible subordinated notes and assuming all interest is paid in cash, Boss Investment will have the right to acquire upon conversion 4,444,444 shares, or approximately 17% of the outstanding shares after the tender offer. If the convertible subordinated notes are converted prior to the fifth anniversary of their issuance, the amount converted into shares will include additional interest that would have accrued or been paid from the date of conversion through the fifth anniversary of the issuance of the convertible subordinated notes. However, unless the conversion is in connection with a change of control, the additional interest will not exceed a total of 30 months of interest. We will adjust the conversion price under certain circumstances, including the issuance of shares at a price below the conversion price of the convertible subordinated notes or below the then fair market value of a share.

  The indenture for the convertible subordinated notes will limit our ability to incur additional indebtedness, pay dividends, repurchase securities or repay certain other indebtedness. We have agreed to seek stockholder approval of amendments to our restated certificate of incorporation that would authorize the holders of the convertible subordinated notes to vote together with the holders of shares on all of the matters submitted to stockholders for a vote and to elect three of our directors (or, if the Board has more than ten directors, no less than 30% of the directors). The holders of the convertible subordinated notes will be entitled to cast the number of votes that they would be entitled to cast if they had converted the convertible subordinated notes into shares. If this amendment is not enacted by the later of July 25, 1999 and the 60th day after issuance of the convertible subordinated notes (the "deadline"), the interest rate on the convertible subordinated notes will increase to 12.5%, but will revert back to 7.5% after the amendment is enacted.

  The revolving credit facility will bear interest at the sum of the (i) applicable margin and (ii) at the option of the company, either the "base rate" or the "eurodollar rate" (as defined). We will also pay certain commitment fees. The revolving credit facility will mature five years after the initial borrowing and will provide for certain mandatory repayments of the outstanding indebtedness.

  The revolving credit facility will likely include a number of significant covenants that impose restrictions on us and our subsidiaries. These covenants will include, among others, restrictions on our ability to incur additional indebtedness and pay the interest on Boss Investment's convertible subordinated notes in cash, and restrictions on mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments, dividends and other distributions and voluntary prepayments of indebtedness. In addition, we will be required to comply with financial covenants with respect to minimum interest coverage and maximum leverage ratios.

Year 2000 Issue

  The Year 2000 issue refers to a number of date-related problems that may affect information technology and non-information technology systems, including codes embedded in chips and other hardware devices. The problems include systems that identify a year by two digits and not four, so that a date using "00" would be recognized as the year "1900" rather than "2000." This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in normal business activities. The Year 2000 issue is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

  State of Readiness--Since our initial public offering in December 1997, we have acquired 35 companies offering mechanical, electrical and janitorial services. The due diligence relating to the Year 2000 issue that was performed on these companies did not reveal any significant internal operating systems issues. In addition, such due diligence revealed that most of the acquired companies have identified their respective Year 2000 issues, but are in different phases of assessment and remediation. Accordingly, we are currently in the process of conducting a comprehensive survey to be completed by management of our operating subsidiaries to ensure that our operating subsidiaries are adequately addressing, or have adequately addressed, the Year 2000 issue.

  The survey mentioned above is expected to cover the following areas:

  . our information technology and operating systems, including job-costing, billing, payroll and accounting systems;

  . our non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology;

  . the systems of our major vendors, insofar as they relate to our business; and

  . the systems of our major customers for which we have performed installation and maintenance services.

This survey is expected to be completed during the second quarter of 1999.

  Costs Related to the Year 2000 Issue--As part of the survey mentioned above, we will be requesting an estimate from each operating subsidiary of the material historical and estimated costs of assessment and remediation. Accordingly, such costs, including, among other things, the costs of assessment, software upgrade fees, hardware changes and general implementation of a Year 2000 action plan, are not known at this time. The projected effort for the majority of the systems is expected to include sending letters to substantially all of our significant hardware, software and other equipment vendors, third-party providers and other material service providers requesting detailed, written information relating to Year 2000 compliance and, where necessary, upgrades to recent vendor software releases that are fully Year 2000 compliant.

  Contingency Plan--Until we complete the survey described above, we will not be able to develop our most likely worst case Year 2000 scenarios. We intend to complete our determination of worst case scenarios after we have received and analyzed responses to the survey and to all of the inquiries we have made to our vendors.

  Risks Related to the Year 2000 Issue--Although our Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue cannot be known until the year 2000. Due to the fact that our operations are primarily service oriented and are not heavily dependent on complex information systems, we believe that non-information technology systems (i.e. embedded technology such as microcontrollers) do not represent a significant area of risk relative to Year 2000 readiness. In addition, our operations do not include capital intensive equipment with embedded microcontrollers.

  However, our failure or the failure of our major vendors and customers to adequately address their respective Year 2000 issues generally in a timely manner (insofar as they relate to our business) could result in, among other things, our inability to obtain equipment that we are obligated to install in a timely manner, reductions in the quality of materials used in our business, reductions, delays or cancellations of customer projects, delays in payments by customers for services performed or a general inability to record, track and consummate business transactions. Any or all of these events could have a material adverse effect on our business, results of operations and financial condition.

Seasonality

  Our mechanical and electrical installation services are subject to the seasonal variations in operations and demands that affect the construction business. Specifically, the demand for construction services may be lower during the winter months as a result of inclement weather conditions. Accordingly, our revenues and operating results may be lower in the first quarter.

Factors Affecting the Company's Prospects

 Factors Related to Our Company

  We will have increased debt on our balance sheet after the tender offer. After the tender offer, we will have a significant amount of indebtedness. We will need to borrow approximately $400 million, including the proceeds of the offering of $200 million of senior subordinated notes, the issuance of $100 million of convertible subordinated notes to Boss Investment, and the borrowings under the revolving credit facility to finance the tender offer. In addition, approximately $225.2 million of the revolving credit facility will be available to fund the cash portion of future acquisitions, contingent payments that are required by certain acquisition agreements, capital requirements and future operations. We estimate that these contingent payments provide for the potential payment of $146.1 million in cash and shares of common stock, of which approximately $57 million will be payable in cash in 1999. The completion of the tender offer and this additional indebtedness may have important consequences to us. For example, it could:

  . increase our vulnerability to general adverse economic and industry conditions;

  . limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

  . require us to dedicate a substantial portion of our cash flow from operations to payment of our indebtedness, which will result in any increase in our expenses making it difficult for us to meet our debt service requirements and forcing us to modify our operations;

  . place us at a disadvantage when compared to those of our competitors that have less debt; and

  . limit our flexibility in planning for, or reacting to, changes in our business or industry.

  We will be subject to restrictive debt covenants. The revolving credit facility and the indentures relating to the subordinated notes and the terms relating to the convertible subordinated notes will contain a number of significant covenants. These covenants will limit our ability to, among other things:

  .  borrow additional money;

  .  make capital expenditures and other investments;

  .  pay dividends;

  .  merge, consolidate, or dispose of our assets;

  .  enter into transactions with our affiliates;

  .  grant liens on our assets;

  .  materially alter or change the current business of the company; and

  .  liquidate, recapitalize or reorganize the company or its subsidiaries.

  The revolving credit facility also will require us and our subsidiaries to meet certain financial tests. The failure to comply with these covenants would cause a default under the revolving credit facility. A default, if not waived, could result in acceleration of indebtedness under the revolving credit facility, in which case the debt would become immediately due and payable. If this occurs we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. Please refer to "--Liquidity and Capital Resources."

  In connection with the revolving credit facility, we will grant the lenders a first priority lien on substantially all of our and our subsidiaries' assets to secure our and our subsidiaries' obligations under the revolving credit facility. In the event of a default under the revolving credit facility, the lenders under the revolving credit facility could foreclose upon the assets pledged to secure the revolving credit facility and the holders of the notes might not be able to receive any payments until any payment default was cured or waived, any acceleration was rescinded, or the indebtedness of the revolving credit facility was discharged or paid in full.

  The indenture for the convertible subordinated notes that we will issue to Boss Investment will provide certain voting rights to the holders of the convertible subordinated notes, subject to the adoption of amendments to our restated certificate of incorporation. If such amendments are not adopted within the time period specified in the indenture, the interest rate on the convertible subordinated notes will increase to 12.5% for so long as the amendments to our restated certificate of incorporation have not been adopted.

  We may not be able to continue to make acquisitions. We have financed, and intend to continue to finance, most of our acquisitions with a combination of cash and shares of our common stock. After the tender offer, we expect to have the balance of the revolving credit facility available for use for acquisitions, subject to various conditions, such as continued compliance with the financial covenants, maximum individual and aggregate purchase price requirements, adequate remaining availability under the facility and the nature of the particular business to be acquired. The restrictive covenants contained in the revolving credit facility, the indenture and the terms of the convertible subordinated notes may limit our ability to make future acquisitions. Depending on the pace of our acquisitions, we may need additional debt or equity financing in order to continue to acquire businesses. Such financing may not be available if and when additional cash is needed or it may not be available on terms that we think are acceptable.

  If we do not have sufficient cash to pay the cash consideration for acquisitions, or cannot otherwise finance acquisitions, we will be unable to meet our acquisition objectives. In addition, we may not be able to continue to make acquisitions if we cannot issue shares of our common stock as part of the consideration. The owners of potential target companies may be unwilling to accept shares of our common stock if our stock price drops in value after the tender offer. We may be unwilling to issue shares of our common stock as part of the consideration to the businesses that we want to acquire if we believe the market price is unreasonably low.

  Our management and Boss Investment could significantly influence the election of directors and other matters. As of March 30, 1999, our directors and executive officers owned beneficially approximately 17.3% of our outstanding shares of common stock. In addition, many of the officers of our subsidiaries received our shares in connection with the sales of their businesses to us.

  The terms of the convertible subordinated notes that we will issue to Boss Investment will provide certain voting rights to the holders of the convertible subordinated notes, subject to the adoption of amendments to our restated certificate of incorporation. We have agreed to seek stockholder approval of an amendment to our restated certificate of incorporation which would authorize the holders of the convertible subordinated notes to vote together with the holders of our common stock on all of the matters submitted to our stockholders for a vote. In addition, we have agreed to seek stockholder approval of an amendment to our restated certificate of incorporation which would authorize the holders of the convertible subordinated notes to elect three of our ten directors. Assuming adoption of the amendment to the restated certificate of incorporation, the holders of the convertible subordinated notes will be entitled to cast the number of votes that they would be entitled to cast if they converted the convertible subordinated notes into shares of our common stock. Based upon a conversion price of $22.50 per share, and assuming conversion of the principal amount of the convertible subordinated notes and assuming all interest is paid in cash, Boss Investment would have the right to cast 4,444,444 votes, or votes equivalent to approximately 18% of the outstanding shares of common stock after the tender offer. If the amendment to our restated certificate of incorporation is not adopted within the time period specified in the indenture, the conversion price will be reduced pursuant to the provisions of the indenture by up to a maximum reduction of $4.00, which would increase the voting power of Boss Investment. After the tender offer, our directors, executive officers, officers of our subsidiaries and Boss Investment, if acting together, may be able to significantly influence the election of directors and other matters requiring the approval of our stockholders. See "Security Ownership and Certain Beneficial Owners." If we default on any of our indebtedness or materially breach our agreement with Boss Investment, Boss Investment would have the right, among other remedies available to a holder of indebtedness, to elect a majority of our directors, subject to our right to cure any default or breach.

 Factors Related to our Company's Business

  A downturn in commercial and industrial construction could hurt our business. Approximately 57% of our pro forma revenues in 1998 involved the installation of mechanical and electrical systems in newly constructed commercial and industrial buildings. Our ability to maintain or increase our revenues from new installation services depends on the levels of new construction starts in the geographic areas where we operate. Since the construction industry is cyclical, our revenues from year to year may fluctuate.

  The level of new construction starts is affected by local economic conditions, changes in interest rates and other related factors. A downturn in levels of new construction would have a material adverse effect on our business.

  Our mechanical and electrical installation services are subject to the seasonal variations in operations and demands that affect the construction business. Specifically, the demand for construction services may be lower during the winter months as a result of inclement weather conditions. Accordingly, our revenues and operating results may be lower in the first quarter.

  Adverse changes in economic conditions and occupancy rates can adversely affect our business. Our success will depend upon the economic conditions in the geographic areas in which a substantial number of our operating companies are located. In addition, our success will depend upon occupancy levels at office buildings for which we do business. Lower occupancy rates could have a material adverse effect on, among other sectors of the facilities services industry, janitorial and maintenance management services.

  Fixed price contracts with our customers could expose us to losses if our estimates of project costs are too low. A substantial portion of our mechanical and electrical installation contracts are "fixed price" contracts. The terms of these contracts require us to guarantee the price of the services we provide and assume the risk that our costs to perform the services and provide the materials will be greater than anticipated.

  Our profitability in this market is therefore dependent on our ability to accurately predict the costs associated with our services. These costs may be affected by a variety of factors, some of which may be beyond our control. If we are unable to accurately predict the costs of fixed price contracts, certain projects could have lower margins than anticipated, which could have a material adverse effect on our business.

  Our short operating history may make it difficult to evaluate our future prospects. Since our initial public offering in December 1997, we have acquired 35 businesses. Therefore, our combined company has a short history of generating revenues, which may make it difficult to evaluate our future prospects.

  Our ability to generate revenues and cash flow in the future will be dependent upon, among other factors:

  .  the operating results of the businesses we have acquired;

  .  the operating results of any future businesses we acquire; and

  .  the successful integration and consolidation of those businesses.

  Boss Investment will have certain rights over our operations. Pursuant to our agreement with Boss Investment, we will be precluded from entering into various types of transactions or making certain changes in our capital structure, board size or management without the consent of Boss Investment. In addition, Boss Investment will have the "preemptive" right to acquire 50% of any shares of our common stock or convertible securities that we may offer to sell in a private placement. Finally, Boss Investment and any other holders of the convertible subordinated notes will have certain rights to require us to register the shares of common stock that they acquire upon conversion of the convertible subordinated notes for sale under the Securities Act of 1933, as amended.

 Factors Related to Our Acquisition Strategy

  The integration of our acquired businesses may result in substantial costs, delays or other problems. We may not be able to successfully integrate our acquisitions without substantial costs, delays or other problems. We will have to continue to expend substantial managerial, operating, financial and other resources to integrate our businesses. The costs of such integration could have an adverse effect on short-term operating results. Such costs include non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs.

  The integration of newly acquired businesses may also lead to diversion of our management team away from other ongoing business concerns. In addition, the rapid pace of our acquisitions of other businesses may adversely affect our efforts to integrate acquisitions and manage those acquisitions profitably. We may seek to recruit additional managers to supplement the incumbent management of the acquired companies but we may not have the ability to recruit additional candidates with the necessary skills.

  Our growth strategy will be impacted by our ability to acquire additional businesses. Our business strategy depends, in part, upon our ability to compete in the facilities services industry by expanding into new markets and broaden the services we provide by identifying and acquiring other businesses. We may not be able to identify, attract or acquire additional businesses. In addition, certain acquisitions may require the approval of Boss Investment. We may also be unable to make appropriate acquisitions because of competition for the acquisition. In pursuing acquisitions, we compete against other facilities services providers, some of which are larger than we are and have greater financial and other resources than we have. We compete for potential acquisitions based on a number of factors, including price, terms and conditions, size and ability to offer cash, stock or other forms of consideration. In addition, the negotiation of potential acquisitions may require members of management to divert their time and resources away from our operations.

  Once we acquire a business, we are faced with certain additional risks, including:

  . the possibility that it will be difficult to integrate the operations into our other operations;

  . the possibility that we have acquired substantial undisclosed liabilities;

  . the risks of entering markets or offering services for which we have no prior experience; and

  . the potential loss of customers or employees as a result of changes in management.

We may not be successful in overcoming these risks.

  The consolidation of our industry may adversely affect our acquisition program. Many of our acquisitions are subject to the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which could adversely affect the pace of our acquisitions in one or more sectors of the facilities services industry. Under the Hart-Scott-Rodino Act, we may be required to divest a portion of our then-existing operations or those of the acquired business, which may render a given acquisition disadvantageous. In addition, if we acquire businesses in regulated industries, we would be subject to regulatory requirements. Such regulatory requirements could limit our flexibility in growing and operating our businesses.

  We believe that the facilities services industry will continue to undergo considerable consolidation and changes during the next several years. Such consolidation could increase the competition we face to acquire facilities services businesses and increase the prices we must pay for the businesses that we acquire.

  In response to such consolidation, we consider from time to time additional strategies to enhance stockholder value. One such strategy that we are pursuing is the tender offer. Other strategies include, among others, strategic alliances and joint ventures, purchase, sale and merger transactions with other large companies, and other similar transactions. In considering any of these strategies, we evaluate the consequences of such strategies, including, among other things, the potential for high levels of debt that would result from such a transaction, the tax effects of the transaction, and the accounting consequences of the transaction. In addition, such strategies could have various other significant consequences, including changes in management, control or operational or acquisition strategies. In view of the on-going tender offer, we may determine not to pursue any of these strategies, but, if any of these are pursued, they may not be completed successfully.

 Factors Related to Competition

  Our business is highly competitive, which could cause us to lower our prices resulting in reduced revenues and profit margins. We face a competitive environment in the market for facilities services. We compete against both large national and international organizations providing a wide variety of facilities services to their customers and numerous smaller companies providing a single service or fewer services in limited geographic areas.

  Other types of companies are also beginning to offer facilities services. For example, property management companies and real estate investment trusts (REITS) are beginning to offer facilities services for the properties that they own or manage. Also, large HVAC manufacturers, such as Carrier Corporation, Conditioning Company and Honeywell, Inc., and some public utilities, are active in certain sectors of the facilities services industry.

  Barriers to entry to the markets for certain facilities services, such as janitorial services, are low, and we compete against numerous small service providers, many of which may have more experience in and knowledge of the local market for such services. Such smaller service providers may also have lower overhead cost structures and may be able to provide their services at lower rates than we can.

  In these same markets, we face large competitors that offer multiple services and that are willing to accept lower profit margins in order to capture market share. In addition, we face competition from both large and small companies that offer only one of the services that we offer and may face competition in the future from companies that enter the markets that we are in.

  In some geographic regions, we may not be eligible to compete for certain contracts if our employees are not subject to collective bargaining arrangements. As a result of this requirement, we may lose customers or have difficulty acquiring new customers.

  We may have trouble hiring the employees we need and our employment needs may increase our costs. Our ability to increase productivity and profitability will depend upon our ability to recruit, train and retain large numbers of hourly wage and skilled employees necessary to meet our service requirements. Competition for such employees has led to increased wage levels and employee turnover. Inability to recruit, train and retain such employees at competitive wage rates could increase our operating costs.

  In addition, many companies that require skilled employees, such as mechanical and electrical installation and maintenance and HVAC companies, are currently experiencing shortages of qualified employees. We may not be able to maintain an adequate labor force necessary to efficiently operate our business. Also, our labor expenses may increase as a result of a shortage in the supply of hourly wage or skilled employees. As a result, we may have to curtail our planned growth and margins may decline.

  Although fewer than 10% of our employees are members of unions, many sectors of the facilities services industry involve unionized employees. Union activity at our companies may be disruptive to our business and may increase our costs. To the extent any of our union contracts expire or we acquire companies that are unionized, we may be required to renegotiate union contracts in an environment of increasing wage rates. We may not be able to renegotiate union contracts on terms favorable to us or without experiencing a work stoppage.

 Other Business Factors

  We depend on subcontractors to perform a majority of our janitorial services. We depend, in part, on subcontractors to provide janitorial services to our customers. Such reliance reduces our ability to directly control both our workforce and the quality of services we provide. We may not be able to control our subcontractors and the quality of services they provide.

  Many of our contracts may be terminated on short notice. Many of our janitorial services contracts have termination clauses permitting the customer to cancel the contract on 30 to 90 days' notice. While we maintain long-standing relationships with many of our customers, we may not be able to keep customers from exercising their rights to terminate their contracts prior to expiration.

  We may have potential environmental liabilities. The nature of the facilities services industry often involves the transport, storage, use and disposal of cleaning solvents, lubricants, chemicals, gasoline, refrigerants, and other hazardous materials by employees. Such activities are subject to stringent and changing federal, state and local regulation and present the potential for liability for the actions of our employees in handling such materials. In addition, the exposure of any employees to these materials may give rise to claims by employees against us. Compliance with governmental regulations or liability related to hazardous materials may have a material adverse effect on our business.

  We are subject to government regulation. Due to the nature of the facilities services industry, our operations are subject to a variety of federal, state, county and municipal laws, regulations and licensing requirements, including labor, employment, immigration, health and safety, consumer protection and environmental regulations. If we fail to comply with applicable regulations, we may be subject to substantial fines or revocation of our licenses.

  Changes in such laws, regulations and licensing requirements may constrain our ability to provide services to customers or increase the costs of such services. In addition, competitive pricing conditions in the industry may constrain our ability to adjust our billing rates to reflect any such increased costs.

  The Year 2000 issue could disrupt our business and adversely affect our financial condition. The Year 2000 issue refers to a number of date-related problems that may affect information technology and non-information technology systems, including codes embedded in chips and other hardware devices. These problems include systems that identify a year by two digits and not four so that a date using "00" would be recognized as the year "1900" rather than "2000." This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in normal business activities. The Year 2000 issue is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. We have not completed our evaluation of the Year 2000 exposure. See "--Year 2000 Issue" for a detailed discussion of the Year 2000 issue.

 Factors Relating to our Management

  If we lose our key people, our business would suffer. Our success depends principally upon the efforts of our key management team, presidents of our operating companies and certain other members of the senior management of the businesses we have acquired or will acquire in the future. The loss of a substantial portion of such management could have a material adverse effect on the company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Not applicable.

Item 8. Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants...........................................  26
Independent Auditor's Report................................................  27
Independent Auditor's Report................................................  28
Consolidated Balance Sheet..................................................  29
Consolidated Statement of Operations........................................  30
Consolidated Statement of Stockholders' Equity..............................  31
Consolidated Statement of Cash Flows........................................  32
Notes to Consolidated Financial Statements..................................  34

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Building One Services Corporation

  In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Building One Services Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain wholly-owned subsidiaries, which statements reflect total assets of $4.0 million at December 31, 1997 and total revenues of $28.5 million and $11.1 million for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for those wholly-owned subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 12, 1999, except for Note 3, which is as of March 23, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Perimeter Maintenance Corporation
Atlanta, Georgia

  We have audited the balance sheet of Perimeter Maintenance Corporation (an S Corporation) as of December 31, 1997 (not presented separately herein), and the related statements of operations, retained earnings, and cash flows for the year ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perimeter Maintenance Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Frazier & Deeter, LLC
                                          ---------------------
                                          Frazier & Deeter, LLC

Atlanta, Georgia
February 19, 1998

                         INDEPENDENT AUDITOR'S REPORT

To the Members
Crest International, LLC
Green Bay, Wisconsin

  We have audited the balance sheet of Crest International, LLC (a Wisconsin limited liability company) as of December 31, 1997 (not presented separately herein), and the related statements of income, accumulated deficit and cash flows for the years ended December 31, 1997 and 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crest International, LLC as of December 31, 1997, and the results of its operations and cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                          /s/ Shinners, Hucovski & Company,
                                           S.C.
                                          -------------------------------
                                          Shinners, Hucovski & Company, S.C.

Green Bay, Wisconsin
February 17, 1998

                       BUILDING ONE SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                              December 31,
                                                           --------------------
                                                              1998       1997
                                                           ----------  --------
                          ASSETS
Current assets:
 Cash and cash equivalents................................ $  213,096  $528,972
 Marketable securities....................................      2,697       --
 Accounts receivable, less allowance for doubtful accounts
  of $1,991 and $104, respectively........................    246,623     5,193
 Costs and estimated earnings in excess of billings on
  uncompleted contracts...................................     25,441       --
 Prepaid expenses and other current assets................     14,411     2,065
                                                           ----------  --------
  Total current assets....................................    502,268   536,230
Property and equipment, net...............................     38,967     2,593
Intangible assets, net....................................    496,381       152
Other assets..............................................      6,306       184
                                                           ----------  --------
  Total assets............................................ $1,043,922  $539,159
                                                           ==========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term debt.......................................... $    2,167  $  1,553
 Accounts payable.........................................     75,029     1,800
 Billings in excess of costs and estimated earnings on
  uncompleted contracts...................................     58,773       --
 Accrued compensation.....................................     27,737     2,237
 Income taxes payable.....................................      6,125       298
 Accrued liabilities--other...............................     25,047     2,107
                                                           ----------  --------
  Total current liabilities...............................    194,878     7,995
Long-term debt............................................      3,287     1,679
Other liabilities.........................................      8,220         5
                                                           ----------  --------
  Total liabilities.......................................    206,385     9,679
                                                           ----------  --------
Commitments and contingencies

Stockholders' equity:
 Common Stock, $.001 par value, 250,000,000 shares
  authorized, 45,258,946 and 31,440,724 shares
  outstanding, respectively...............................         45        31
 Convertible Non-Voting Common Stock, $.001 par, 500,000
  shares authorized, issued and outstanding at December
  31, 1997................................................        --          1
 Additional paid-in capital...............................    832,514   529,441
 Treasury stock...........................................    (41,832)      --
 Retained earnings........................................     47,255         7
 Accumulated other comprehensive income (loss)............       (445)      --
                                                           ----------  --------
  Total stockholders' equity..............................    837,537   529,480
                                                           ----------  --------
  Total liabilities and stockholders' equity.............. $1,043,922  $539,159
                                                           ==========  ========

   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                               For the Years Ended December
                                                           31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ----------  ---------  ---------
Revenues..................................... $  809,601  $  70,101  $  63,202
Cost of revenues.............................    636,225     58,857     53,664
                                              ----------  ---------  ---------
  Gross profit...............................    173,376     11,244      9,538
Selling, general and administrative
 expenses....................................     99,771     11,776      8,803
Goodwill amortization........................      7,653         --         --
Non-recurring acquisition costs..............        768         --         --
                                              ----------  ---------  ---------
  Operating income (loss)....................     65,184       (532)       735
Other (income) expense:
  Interest income............................    (19,373)    (2,056)        --
  Interest expense...........................      1,054        208        224
  Other, net.................................        (80)      (221)        83
                                              ----------  ---------  ---------
Income before taxes..........................     83,583      1,537        428
Provision for income taxes...................     36,120         94         13
                                              ----------  ---------  ---------
Net income................................... $   47,463  $   1,443  $     415
                                              ==========  =========  =========
Net income per share--Basic.................. $     1.19  $    0.25  $    0.32
                                              ==========  =========  =========
Net income per share--Diluted................ $     1.16  $    0.25  $    0.30
                                              ==========  =========  =========
Weighted average shares outstanding--Basic... 39,908,364  5,683,464  1,290,724
                                              ==========  =========  =========
Weighted average shares outstanding--
 Diluted..................................... 40,928,452  5,865,550  1,405,840
                                              ==========  =========  =========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                        Non-Voting Common
                       Common Stock           Stock
                    ------------------- ------------------
                                                                                          Accumulated
                                                           Additional                        Other         Total         Total
                      Shares              Shares            Paid-in-  Treasury  Retained Comprehensive Stockholders' Comprehensive
                    Outstanding  Amount Outstanding Amount  Capital    Stock    Earnings     Loss         Equity        Income
                    -----------  ------ ----------- ------ ---------- --------  -------- ------------- ------------- -------------
Balance, December
 31, 1995.........   1,238,444    $ 1                       $  1,199  $         $            $           $  1,200
 Transactions of
  Pooled
  Companies:
  Distributions
   paid...........                                              (140)                                        (140)
  Common stock
   issued.........      52,280                                   103                                          103
 Net income.......                                               415                                          415       $   415
                                                                                                                        -------
 Total
  comprehensive
  income..........                                                                                                      $   415
                    ----------    ---    --------    ----   --------  --------  -------      -----       --------       =======
Balance, December
 31, 1996.........   1,290,724      1                          1,577                                        1,578
 Transactions of
  Pooled
  Companies:
  Distributions
   paid...........                                              (831)                                        (831)
 Capital
  contribution....   2,300,000      2                            124                                          126
 Common stock
  issued..........  27,850,000     28     500,000       1    527,135                                      527,164
 Net income.......                                             1,436                  7                     1,443       $ 1,443
                                                                                                                        -------
 Total
  comprehensive
  income..........                                                                                                      $ 1,443
                    ----------    ---    --------    ----   --------  --------  -------      -----       --------       =======
Balance, December
 31, 1997.........  31,440,724     31     500,000       1    529,441                  7                   529,480
 Transactions of
  Pooled
  Companies:
  Distributions
   paid...........                                              (628)                                        (628)
  Stock issued
   upon exercise
   of options.....     123,046                                   216                                          216
 Issuance of
  common stock for
  acquisitions....  16,144,711     16                        302,855                                      302,871
 Stock issued
  under employee
  stock purchase
  plan............      40,465                                   415                                          415
 Purchase of
  treasury stock..  (2,990,000)    (3)                                 (41,832)                           (41,835)
 Unrealized loss
  on marketable
  securities --
  net of tax......                                                                            (445)          (445)      $  (445)
 Conversion of
  non-voting
  common stock....     500,000      1    (500,000)     (1)
 Net income.......                                               215             47,248                    47,463        47,463
                                                                                                                        -------
 Total
  comprehensive
  income..........                                                                                                      $47,018
                    ----------    ---    --------    ----   --------  --------  -------      -----       --------       =======
Balance, December
 31, 1998 ........  45,258,946    $45         --     $--    $832,514  $(41,832) $47,255      $(445)      $837,537
                    ==========    ===    ========    ====   ========  ========  =======      =====       ========

   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                             For the Years Ended December 31,
                                             ------------------------------------
                                                1998         1997        1996
                                             -----------  -----------  ----------
Cash flows from operating activities:
  Net income...............................  $    47,463  $     1,443  $    415
  Adjustments to reconcile net income to
   net cash provided by
  operating activities:
    Depreciation and amortization..........       13,242          945       926
    Gain (loss) on sale of equipment.......           37          (52)        1
    Changes in operating assets and
     liabilities:
      Accounts receivable..................      (38,035)         (36)     (511)
      Costs and estimated earnings in
       excess of billings..................        3,200           --        --
      Prepaid expenses and other current
       assets..............................       (2,721)      (1,319)      (27)
      Billings in excess of costs and
       estimated earnings..................        2,049           --        --
      Accounts payable.....................        1,193         (505)      486
      Accrued liabilities..................        7,044        2,254        69
    Changes in other assets................       (1,398)           3        39
                                             -----------  -----------  --------
        Net cash provided by operating
         activities........................       32,074        2,733     1,398
                                             -----------  -----------  --------
Cash flows from investing activities:
  Cash paid for acquisitions, net of cash
   acquired................................     (231,602)          --        --
  Purchases of property and equipment......      (11,289)        (699)     (703)
  Proceeds on sale of equipment............          790          387        18
  Other....................................         (218)          (7)       (6)
                                             -----------  -----------  --------
        Net cash used in investing
         activities........................     (242,319)        (319)     (691)
                                             -----------  -----------  --------
Cash flows from financing activities:
  Proceeds from initial public offering,
   net.....................................           --      527,164        --
  Proceeds from issuance of common stock...           --           --       103
  Net proceeds (payments) on short-term
   debt....................................      (38,783)         145      (140)
  Payments on long-term debt...............      (28,535)        (349)     (830)
  Proceeds on long-term debt...............        3,519           --       398
  Payment of dividends.....................         (628)        (831)     (140)
  Purchase of treasury stock...............      (41,835)          --        --
  Proceeds from issuance of stock options
   exercised...............................          216           --        --
  Proceeds from issuance of stock under
   employee stock purchase plan............          415           --        --
  Contributions by founding stockholder....           --          126        --
                                             -----------  -----------  --------
        Net cash provided by (used in)
         financing activities..............     (105,631)     526,255      (609)
                                             -----------  -----------  --------
Net increase in cash and cash equivalents..     (315,876)     528,669        98
Cash and cash equivalents, beginning of
 period....................................      528,972          303       205
                                             -----------  -----------  --------
Cash and cash equivalents, end of period...  $   213,096  $   528,972  $    303
                                             ===========  ===========  ========
Supplemental cash ^ow information:
  Cash paid for interest...................  $       882  $       290  $    357
  Cash paid for income taxes...............       34,395           --        --

                       BUILDING ONE SERVICES CORPORATION

                            (Dollars in thousands)

  The Company issued common stock and cash in connection with certain business combinations during the year ended December 31, 1998. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:

Accounts receivable................................................... $202,515
Inventories...........................................................    2,626
Costs and earnings in excess of billings..............................   31,085
Prepaid expenses and other current assets.............................   12,248
Property and equipment................................................   33,080
Intangible assets.....................................................  502,470
Other assets..........................................................    7,745
Short-term debt.......................................................  (29,594)
Accounts payable......................................................  (72,805)
Accrued liabilities...................................................  (49,020)
Billings in excess of costs and estimated earnings....................  (56,912)
Long-term debt........................................................  (41,287)
Other long-term liabilities...........................................   (7,678)
                                                                       --------
    Net assets acquired............................................... $534,473
                                                                       ========
These acquisitions were funded as follows:
  Common stock, 16,144,711 shares..................................... $302,871
  Cash, net of cash acquired..........................................  231,602
                                                                       --------
                                                                       $534,473
                                                                       ========


    The following notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

NOTE 1--BUSINESS AND ORGANIZATION

  Building One Services Corporation ("Building One" or the "Company") is consolidating the facilities services industry with the intent to become a national single-source provider of facilities services. Currently the Company provides electrical installation and maintenance services, mechanical installation and maintenance services and janitorial and maintenance management services throughout the United States.

  The Company was incorporated in September 1997 under the name of Consolidation Capital Corporation and completed an initial public offering ("IPO") of its Common Stock in December 1997, selling 27,850,000 shares of Common Stock and 500,000 shares of Convertible Non-Voting Common Stock and raising net proceeds of approximately $527,000. During 1998, the Company changed its name to Building One Services Corporation.

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

 Revenue Recognition

  The Company utilizes the percentage-of-completion method of accounting for the recognition of revenues and costs of all significant installation contracts. Revenues are recognized according to the ratio of costs incurred to estimated total contract costs. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Selling and administrative expenses are expensed as incurred. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Maintenance and other service revenues are recognized as the services are performed.

 Non-Recurring Acquisition Costs

  Non-recurring acquisition costs consist of costs incurred in conjunction with the business combinations accounted for under the pooling-of-interests method. These costs include legal and accounting fees, broker fees and other costs directly attributable to the business combination.

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


 Cash and Cash Equivalents

  The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable. The Company's temporary cash investments consist of readily marketable, investment grade financial instruments of a nature which should reduce risk of loss. Concentration of credit risk with respect to trade receivables results from these amounts generally not being collateralized. However, the Company is entitled to payment for work performed and often has certain lien rights in that work. Additionally, management continually monitors the financial condition of its customers to reduce risk of loss.

 Fair Value of Financial Instruments

  The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value. The Company's cash equivalents are comprised of readily marketable, interest-bearing, investment grade securities.

 Marketable Securities

  Marketable securities consist of investments in equity securities and are classified as available for sale. The unrealized gains and losses, net of applicable income taxes, are reported as an increase or decrease to stockholders' equity. Realized gains and losses are included in other income. The cost of securities sold is based on the specific identification method.

 Property and Equipment

  Property and equipment are stated at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years for equipment, vehicles, and furniture and fixtures and 30 years for buildings. Leasehold improvements and capital leases are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

  The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value. No impairment has been recognized through December 31, 1998.

 Intangible Assets

  Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. Goodwill is being amortized on a straight-line basis over 40 years which is the estimated period benefited. The recoverability of the unamortized balance of goodwill is assessed on an ongoing basis by comparing anticipated undiscounted future cash flows from operations to net book value. If at such time these assessments indicate that the future undiscounted cash flows from operations are not sufficient to recover the net book value, the goodwill balance is adjusted to its fair value. No such adjustments have been recognized through December 31, 1998.

 Income Taxes

  Income taxes have been computed utilizing the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)

statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Certain companies acquired in pooling-of-interests transactions elected to be taxed as subchapter S corporations and, accordingly, no federal income taxes were recorded by those companies for periods prior to their acquisition by Building One.

 Stock-Based Compensation

  Building One measures compensation expense for its stock-based employee compensation plans and warrants granted to employees using the intrinsic value method and has provided in Note 14 the pro forma disclosures of the effect on reported net income (loss) and net income (loss) per share as if the fair value-based method had been applied in measuring compensation expense.

 Net Income Per Share

  Basic net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock at the beginning of the period.

 Segment Data

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. It also requires related disclosures about products, geographic areas, and major customers. The Company adopted SFAS No. 131 for the year ended December 31, 1998.

 Comprehensive Income

  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Building One's other comprehensive income is attributed to adjustments related to marketable securities available for sale. The amount included in 1998 other comprehensive income represents an adjustment for unrealized losses on these marketable securities totaling $742 ($445 after tax).

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 3--TENDER OFFER PLAN

  On February 7, 1999, the Company's Board of Directors approved a plan to purchase 24,365,891 shares of its outstanding Common Stock at $25.00 per share for cash. On March 23, 1999, the Company announced that it is modifying the tender offer to repurchase 25,500,000 shares and reduce the price to $22.50 per share (the "Tender Offer"). The Tender Offer replaces the recapitalization plan announced by the Company on December 23, 1998 (the "Recapitalization Plan") under which the Company had intended to, among other things, repurchase approximately 34.5 million shares of the Company's Common Stock. The Company plans to finance the Tender Offer through the use of the Company's cash, the planned issuance of $200,000 of senior

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)

subordinated notes, the investment of $100,000 in exchange for convertible subordinated notes by Boss Investment LLC, an affiliate of Apollo Management, L.P. and borrowings under a new credit facility.

  As a result of the announcement of the Recapitalization Plan and as required by generally accepted accounting principles, the Company has restated its consolidated financial statements for all periods to account for two acquisitions originally accounted for under the pooling of interests method of accounting to the purchase method of accounting. Additionally, the restatement of these two business combinations as purchase transactions gave rise to approximately $51,000 of goodwill.

  One of the Company's directors is President and a principal stockholder of Friedman, Billings, Ramsey Group, Inc. ("FBR"). In connection with the aforementioned transactions, FBR acted as a financial advisor to the Company and received a fee of $500. Additionally, FBR will receive a fee of up to $2,100, contingent upon the completion of the Tender Offer.

NOTE 4--BUSINESS COMBINATIONS

 Pooling-of-Interests Method

  During 1998, the Company issued 1,405,840 shares of Common Stock to acquire three companies in business combinations accounted for under the pooling-of-interests method. The Company's consolidated financial statements give retroactive effect to the acquisitions of the Pooled Companies for all periods presented.

  The following presents the separate results, in each of the periods presented, of Building One (excluding the results of Pooled Companies prior to the dates on which they were acquired), and the Pooled Companies up to the dates on which they were acquired:

                                                    Building  Pooled
                                                      One    Companies Combined
                                                    -------- --------- --------
For the year ended December 31, 1998
  Revenues......................................... $782,878  $26,723  $809,601
  Net income....................................... $ 47,248  $   215  $ 47,463
For the year ended December 31, 1997
  Revenues......................................... $    --   $70,101  $ 70,101
  Net income....................................... $      7  $ 1,436  $  1,443
For the year ended December 31, 1996
  Revenues......................................... $    --   $63,202  $ 63,202
  Net income....................................... $    --   $   415  $    415

 Purchase Method

  During the year ended December 31, 1998, the Company completed 26 business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements and related notes to consolidated financial statements include the results of these acquired entities from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 16,144,711 shares of the Company's Common Stock, 403,389 options assumed at an exercise price below fair market value, $259,021 in cash and the assumption of approximately $33,847 in debt which was paid at closing. These amounts do not include contingent consideration of up to approximately $135,945 in cash and in shares of Common Stock of the Company based upon the performance of the various acquisitions through 2001. The Company will record such contingent consideration as additional purchase price when earned.

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


  The total purchase price was allocated to the fair value of the net assets acquired resulting in goodwill of approximately $502,470. Allocation of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available. However, the Company does not expect any significant adjustments to the purchase price allocations or amount of goodwill at December 31, 1998. For purposes of computing the estimated purchase price for accounting purposes the value of the shares on certain acquisitions was determined in consideration of restrictions on the sale and transferability of the shares issued. The shares generally will be subject to the following restrictions on resale: up to one-third of the shares may be resold twelve months after their date of acquisition, the first one-third and an additional one-third may be resold beginning eighteen months after their date of acquisition and the first two-thirds and the remaining one-third may be resold beginning twenty-four months after their date of acquisition.

  The following presents the unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997, respectively, as if all of the Purchased Companies had been acquired as of January 1, 1997. The pro forma results of operations reflect certain pro forma adjustments primarily related to goodwill amortization and compensation adjustments for shareholders.

                                                           For the Year Ended
                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                               (unaudited)
  Revenues............................................... $1,312,264 $1,144,457
  Net income............................................. $   64,396 $   39,185
  Net income per share-basic............................. $     1.34 $     1.09
  Net income per share-diluted........................... $     1.31 $     1.08

  The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred as of January 1, 1997 or the results that may occur in the future.

NOTE 5--DETAIL OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The following is a rollforward of activity within the allowance for doubtful accounts:

                                                               For the Year
                                                             Ended December 31,
                                                             ------------------
                                                              1998   1997  1996
                                                             ------  ----  ----
  Balance at beginning of period............................ $  104  $136  $120
  Allowance amounts of acquired companies...................  1,680   --    --
  Additions to costs and expenses...........................    732     5    16
  Write-offs................................................   (525)  (37)  --
                                                             ------  ----  ----
  Balance at end of period.................................. $1,991  $104  $136
                                                             ======  ====  ====

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


NOTE 6--COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                   December 31,
                                                                       1998
                                                                   ------------
  Costs incurred on uncompleted contracts.........................  $  842,203
  Estimated earnings..............................................     156,546
                                                                    ----------
                                                                       998,749
  Less: Billings to date..........................................  (1,032,081)
                                                                    ----------
                                                                    $  (33,332)
                                                                    ==========

  Included in the accompanying balance sheet under the following captions:

                                                                   December 31,
                                                                       1998
                                                                   ------------
  Costs and estimated earnings in excess of billings on
   uncompleted contracts..........................................  $   25,441
  Billings in excess of costs and estimated earnings on
   uncompleted contracts..........................................     (58,773)
                                                                    ----------
                                                                    $  (33,332)
                                                                    ==========

NOTE 7--PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                                December 31,
                                                               ----------------
                                                                 1998     1997
                                                               --------  ------
  Equipment................................................... $ 15,645  $3,160
  Office furniture and equipment..............................   10,146   1,029
  Autos and trucks............................................   10,464     593
  Buildings and improvements..................................    9,126   1,107
  Land........................................................    1,259      53
                                                               --------  ------
                                                                 46,640   5,942
  Less: Accumulated depreciation..............................   (7,673) (3,349)
                                                               --------  ------
                                                               $ 38,967  $2,593
                                                               ========  ======

  Depreciation expense for years 1998, 1997 and 1996 was $5,522, $1,284 and $1,268, respectively.

NOTE 8--INTANGIBLE ASSETS

  Intangible assets consist of the following:

                                                                December 31,
                                                               ----------------
                                                                 1998     1997
                                                               --------  ------
  Goodwill.................................................... $502,470  $  151
  Non-compete agreements......................................    1,046     835
  Other.......................................................      585      64
                                                               --------  ------
                                                                504,101   1,050
  Less: Accumulated amortization..............................   (7,720)   (898)
                                                               --------  ------
    Net intangible assets..................................... $496,381  $  152
                                                               ========  ======

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


  Amortization expense for years 1998, 1997 and 1996 was $7,720, $141 and $177, respectively.

NOTE 9--CREDIT FACILITIES

 Short-Term Debt

  Short-term debt consists of the following:

                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
  Credit facilities with banks, interest ranging from prime to
   prime plus 1% (average rate of 8% at December 31, 1998)..... $   61  $1,133
  Payable to Pooled Company stockholder........................    --      151
  Current maturities of long-term debt.........................  2,106     269
                                                                ------  ------
    Total short-term debt...................................... $2,167  $1,553
                                                                ======  ======

 Long-Term Debt

  Long-term debt consists of the following:

                                                                December 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
  Notes payable to banks with average interest rates ranging from 7.0% - 9.5%............................................ $2,549  $1,112
  Notes payable, interest rates ranging from 7.0% - 10.0%
   secured by certain assets of the Company....................  2,234     768
  Capital lease obligations....................................    552      46
  Other........................................................     58      22
                                                                ------  ------
                                                                 5,393   1,948
  Less: Current portion........................................ (2,106)   (269)
                                                                ------  ------
  Total long-term debt......................................... $3,287  $1,679
                                                                ======  ======

 Maturities of Long-Term Debt

  Maturities of long-term debt, including capital lease obligations, are as follows:

      1999............................................................... $2,106
      2000...............................................................  1,800
      2001...............................................................    888
      2002...............................................................    357
      2003...............................................................    131
      Thereafter.........................................................    111
                                                                          ------
                                                                          $5,393
                                                                          ======

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


NOTE 10--INCOME TAXES

  The components of income tax expense are comprised as follows:

                                                            For the Year Ended
                                                               December 31,
                                                           ----------------------
                                                             1998    1997  1996
                                                           --------  ------------
  Income taxes currently payable:
   Federal................................................ $ 31,388  $  83 $  5
   State..................................................    5,144     11    2
                                                           --------  ----- ----
                                                           $ 36,532  $  94 $  7
                                                           --------  ----- ----
  Deferred income taxes:
   Federal................................................     (360)   --     4
   State..................................................      (52)   --     2
                                                           --------  ----- ----
                                                               (412)   --     6
                                                           --------  ----- ----
  Total tax expense....................................... $ 36,120  $  94 $ 13
                                                           ========  ===== ====

  The deferred tax assets and liabilities reflected on the balance sheet relate primarily to the following:


                                                                   December 31,
                                                                   ------------
                                                                    1998   1997
                                                                   ------  ----
  Deferred tax assets (liabilities):
   Reserves and accrued liabilities............................... $3,755  $219
   Cash to accrual conversion.....................................   (675)
   Property and equipment.........................................   (234)
   Other..........................................................   (661)
   Deferred gain on marketable securities.........................   (945)
                                                                   ------  ----
  Net deferred tax asset.......................................... $1,240  $219
                                                                   ======  ====

  The Company's effective income tax rate varied from the U.S. federal statutory tax rate as follows:


                                                           For the Year Ended
                                                              December 31,
                                                           ------------------
                                                           1998  1997   1996
                                                           ----  -----  -----
U.S. federal statutory rate............................... 35.0%  34.0%  34.0%
State income taxes, net of federal tax benefit............  3.6    0.6    1.0
Nondeductible goodwill amortization.......................  3.4
Subchapter S corporation income not subject to corporate
 level taxation...........................................  (.1) (30.8) (28.8)
Other.....................................................  1.3    2.3   (3.2)
                                                           ----  -----  -----
Effective income tax rate................................. 43.2%   6.1%   3.0%
                                                           ====  =====  =====

  Certain of the Pooled Companies were organized as subchapter S corporations prior to being acquired by the Company and, as a result, the federal tax on their income was the responsibility of their individual stockholders. Accordingly, the Pooled Companies provided no federal income tax expense prior to these acquisitions by the Company. The following unaudited pro forma income tax information is presented as if the Pooled Companies had been subject to applicable federal and state income taxes for 1997 and 1996:

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


                                                                      For the
                                                                    Year Ended
                                                                     December
                                                                        31,
                                                                    -----------
                                                                     1997  1996
                                                                    ------ ----
Net income as reported............................................. $1,537 $428
Pro forma income tax provision.....................................    615  171
                                                                    ------ ----
Pro forma net income............................................... $  922 $257
                                                                    ====== ====

NOTE 11--COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases various office facilities and equipment under noncancelable lease agreements which expire at various dates. Future minimum lease payments under noncancelable capital and operating leases are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   1999.......................................................  $353    $10,733
   2000.......................................................   193      9,089
   2001.......................................................    42      7,576
   2002.......................................................    24      6,077
   2003.......................................................     9      4,936
   Thereafter.................................................   --       9,789
                                                                ----    -------
   Total minimum lease payments...............................   621    $48,200
                                                                ====    =======
   Less: Amounts representing interest........................    69
                                                                ----
   Present value of net minimum lease payments................  $552
                                                                ====

  Rent expense for all operating leases for 1998, 1997 and 1996 was $7,614, $339 and $514, respectively. Certain of the above leases are for equipment or facilities which are owned by stockholder-employees. Total rent expense paid to these affiliates totaled $954 in 1998.

 Litigation

  The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of this litigation will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 12--SEGMENT REPORTING

  The Company has three reportable segments: electrical, mechanical and janitorial. The electrical segment offers a single source for designing, installing, maintaining and upgrading a facility's electrical systems. The mechanical segment provides one source for all of a facility's mechanical, HVAC and plumbing needs. The janitorial segment provides a wide variety of facility cleaning and maintenance services nationwide.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income and on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA").

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


  The Company's reportable segments are strategic business units that offer different products and services. Intersegment transactions are accounted for as if they were to third parties, that is, at current market prices. All of the Company's revenues are derived from domestic sources. Each of the acquired companies were acquired as a unit, and the management at the time of the acquisition was retained.

                                                                         Consolidating
                              Electrical Janitorial Mechanical Corporate    Entries    Consolidated
                              ---------- ---------- ---------- --------- ------------- ------------
Revenues                 1998  $534,419   $159,912   $115,665   $   --      $(395)(1)   $ 809,601
                         1997       --      70,101        --        --         --          70,101
                         1996       --      63,202        --        --         --          63,202
Operating income (loss)  1998    52,197     10,882     10,181    (8,076)       --          65,184
                         1997       --        (532)       --        --         --            (532)
                         1996       --         735        --        --         --             735
EBITDA                   1998    60,221     14,660     11,571    (8,026)       --          78,426
                         1997       --         413        --        --         --             413
                         1996       --       1,661        --        --         --           1,661
Total assets             1998   598,852    121,660    162,369   161,041        --       1,043,922
                         1997       --      10,094        --    529,065        --         539,159
                         1996       --       9,629        --        --         --           9,629
Working capital          1998   116,569     12,071     21,407   157,343        --         307,390
                         1997       --         958        --    527,277        --         528,235
                         1996       --          67        --        --         --              67

--------
(1)  Elimination of Intersegment Revenues

  A reconciliation of consolidated operating income to total consolidated income before taxes, and of consolidated EBITDA to consolidated income before taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                         For the Year Ended
                                                            December 31,
                                                        -----------------------
                                                         1998     1997    1996
                                                        -------  ------  ------
Operating income (loss):
  Total segment operating income....................... $65,184  $ (532) $  735
  Interest income (expense), net.......................  18,399   2,069    (307)
                                                        -------  ------  ------
    Consolidated income before taxes................... $83,583  $1,537  $  428
                                                        =======  ======  ======
EBITDA:
  Total segment EBITDA................................. $78,426  $  413  $1,661
  Depreciation and amortization........................ (13,242)   (945)   (926)
  Interest income (expense), net.......................  18,399   2,069    (307)
                                                        -------  ------  ------
    Consolidated income before taxes................... $83,583  $1,537  $  428
                                                        =======  ======  ======

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)

NOTE 13--STOCKHOLDERS' EQUITY

 Common Stock

  On November 25, 1997, the Company effected a one-for-1.918159 reverse stock split of the Company's Common Stock. Accordingly, all share data reflected in these financial statements have been retroactively restated.

  Ledecky Brothers L.L.C. ("LLC"), a limited liability corporation formed in February 1997, merged with and into the Company in September 1997 (the "Merger") to facilitate the public offering of shares of common stock. The sole member of LLC received 2,300,000 shares of Common Stock of the Company in connection with the Merger in exchange for his 100% ownership interest in LLC. The sole member made contributions to LLC from time to time to fund expenses in the aggregate amount of $126. These contributions were included in common stock and additional paid-in capital.

  The Company completed its IPO in December 1997, selling 27,850,000 shares of Common Stock and 500,000 shares of Convertible Non-Voting Common Stock at $20.00 per share and raising net proceeds of approximately $527,000. Proceeds from the IPO, net of underwriting fees and other stock issuance costs, were included in common stock and additional paid-in capital.

  During 1998, the Company repurchased 2,990,000 shares of its common stock for $41,835. These shares were repurchased in accordance with a stock repurchase program covering 3,100,000 shares which was determined based upon the number of shares issued in connection with acquisitions accounted for under the purchase method of accounting.

 Convertible Non-Voting Common Stock

  In connection with the IPO, the Company sold 500,000 shares of Convertible Non-Voting Common Stock to FBR, the representative of the underwriters in the Company's IPO, for $20 per share. On November 25, 1998 these 500,000 shares were converted to 500,000 shares of Common Stock.

 Warrants

  The Company has 1,130,000 shares of Common Stock reserved for issuance upon exercise of warrants issued to FBR. The warrants have an exercise price per share equal to the IPO price. These warrants become exercisable on the first anniversary and will expire on the fifth anniversary of the IPO. FBR has the right, as of November 25, 1998, to require the Company to register such shares for sale.

  Additionally, 1,950,000 shares of Common Stock have been reserved for issuance upon the exercise of warrants issued to Jonathan Ledecky at the time of the IPO. These warrants are exercisable for a period of ten years at an exercise price equal to the IPO price. The Company has agreed that, at Jonathan Ledecky's request, it will register the shares underlying his warrants for a ten-year period following the IPO. In addition, the Company has agreed to give Jonathan Ledecky the right to request that the Company include the shares underlying his warrants on a registration statement filed by the Company during a twelve-year period following the IPO.

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


NOTE 14--STOCK PURCHASE AND AWARD PLANS

 Long-Term Incentive Plan

  The Company's Board of Directors adopted, and the Company's stockholders approved a 1997 Long-Term Incentive Plan and a 1998 Long-Term Incentive Plan (collectively, the "Incentive Plans"). The terms of the option awards under these Incentive Plans are established by the compensation committee of the Company's Board of Directors. The maximum number of shares that may be issued under the Incentive Plans is equal to 14% of the number of shares of Common Stock outstanding from time to time.

  Options under the Incentive Plans generally vest 25% each on the first four anniversaries of the date of grant and expire on the tenth anniversary of the grant date. In the event of a change in control of the Company prior to normal vesting, all options not already exercisable will become fully vested and exercisable.

 1997 Non-Employee Directors' Stock Plan

  The Company's Board of Directors adopted, and the Company's stockholders approved, the 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which provides for the automatic grant to each non-employee director of an option to purchase 20,000 shares on the date that such person commences services as a director. Thereafter, each non-employee director will be entitled to receive, on the day after each annual meeting of the Company's stockholders, an option to purchase 5,000 shares of Common Stock. A maximum of 300,000 shares of Common Stock may be issued under the Directors' Plan. Options granted under the Directors' Plan have an exercise price per share equal to the fair market value of a share at the date of grant of the options and expire at the earlier of 10 years from the date of grant or 90 days after termination of service as a director. Options vest and become exercisable ratably as to 50% of the shares underlying the option on the first and second anniversaries of the date of grant, subject to acceleration by the Board. In the event of a change in control of the Company prior to normal vesting, all options not already exercisable will become fully vested and exercisable.

 1997 Employee Stock Purchase Plan

  The Company adopted, and the Company's stockholders approved, the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees of the Company and its subsidiaries (generally all full-time employees who have completed one year of service) to purchase shares of Common Stock at a discount. Employees who elect to participate will have amounts withheld through payroll deduction during purchase periods. At the end of each purchase period, accumulated payroll deductions will be used to purchase stock at a price equal to 85% of the market price at the beginning of the period or the end of the period, whichever is lower. Stock purchased under the Purchase Plan will be subject to a one-year holding period. The Company has reserved 1,000,000 shares of Common Stock for issuance under the Purchase Plan.

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


 Accounting for Stock Based Compensation

  A summary of option and warrant transactions follows:

                                Outstanding                 Exercisable
                         --------------------------- ---------------------------
                          Options                     Options
                            and     Weighted Average    and     Weighted Average
                         Warrants    Exercise Price  Warrants    Exercise Price
                         ---------  ---------------- ---------  ----------------
Balance at December 31,
 1996...................       --           --             --           --
  Granted............... 3,510,000       $20.00      1,950,000       $20.00
                         ---------       ------      ---------       ------
Balance at December 31,
 1997................... 3,510,000       $20.00      1,950,000       $20.00
  Granted............... 2,544,846        17.91        863,389        13.07
  Exercised.............    (7,930)        4.84         (7,930)        4.84
  Canceled..............   (25,613)       22.27            --           --
                         ---------       ------      ---------       ------
Balance at December 31,
 1998................... 6,021,303       $19.12      2,805,459       $17.91
                         =========       ======      =========       ======

  The following table summarizes information about stock options and warrants outstanding at December 31, 1998:

                             Outstanding                                         Exercisable
   ---------------------------------------------------------------------------------------------------
                                       Weighted Average
   Range of Exercise Prices Options       Remaining     Weighted Average   Options    Weighted Average
   -----------------      and Warrants Contractual Life  Exercise Price  and Warrants  Exercise Price
                          ------------ ---------------- ---------------- ------------ ----------------
      $4.84--$4.84           395,459         9.5 years       $ 4.84         395,459        $ 4.84
      $8.38--$8.38            15,278         9.8             $ 8.38             --            --
    $12.75--$18.38           745,438         9.8             $15.22             --            --
    $19.25--$25.25         4,865,128         9.1             $21.55       2,410,000        $20.29
    --------------         ---------         ----            ------       ---------        ------
    $ 4.84--$25.25         6,021,303         9.2             $19.12       2,805,459        $17.91
    ==============         =========         ====            ======       =========        ======

  Had compensation expense for the Company's stock-based compensation plans and warrants issued to employees been determined based on the fair value at the grant dates, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            For the Year Ended
                                                              December 31,
                                                            -------------------
                                                                1998    1997
                                                              ------- -------
Net income (loss):
  As reported................................................. $47,463  $ 1,443
  Pro forma................................................... $37,381  $(5,782)
Net income (loss) per share--Basic:
  As reported................................................. $  1.19  $  0.25
  Pro forma................................................... $  0.94  $ (1.02)
Net income (loss) per share--Diluted:
  As reported................................................. $  1.16  $  0.25
  Pro forma................................................... $  0.91  $ (1.02)

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)


  The weighted average fair value of options and warrants granted in 1998 and 1997 was $13.38 and $7.46, respectively. The fair value of options and warrants granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      1998          1997
                                                     -------  -----------------
                                                     Options  Options  Warrants
                                                     -------  -------  --------
Expected life of option............................. 5 years  5 years  2 years
Risk-free interest rate.............................     5.3%    5.76%    5.69%
Expected volatility.................................    63.7%    45.0%    45.0%

Other Employee Benefit Plans

  Several of the Company's subsidiaries have defined contribution benefit plans, such as 401(k) retirement plans, which allow eligible employees to make contributions. Additionally, several of the subsidiaries also provide company matching contributions up to specified levels. Company contribution expense to these plans was $2,880 for the year ended December 31, 1998.

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following presents certain unaudited quarterly financial data of the
Company:

                                                1998 Quarters
                                 --------------------------------------------
                                  First   Second   Third    Fourth    Total
                                 ------- -------- -------- --------  --------
Revenues........................ $54,610 $171,661 $252,324 $331,006  $809,601
Gross profit.................... $10,377 $ 36,662 $ 55,238 $ 71,099  $173,376
Operating income................ $ 2,135 $ 12,485 $ 22,519 $ 28,045  $ 65,184
Net income...................... $ 5,081 $ 10,046 $ 15,164 $ 17,172  $ 47,463
Net income per share--Basic..... $  0.15 $   0.26 $   0.35 $   0.38  $   1.19
Net income per share--Diluted
(1)............................. $  0.15 $   0.25 $   0.34 $   0.38  $   1.16
                                                1997 Quarters
                                 --------------------------------------------
                                  First   Second   Third    Fourth    Total
                                 ------- -------- -------- --------  --------
Revenues........................ $17,479 $ 17,393 $ 17,538 $ 17,691  $ 70,101
Gross profit.................... $ 2,807 $  2,759 $  2,732 $  2,946  $ 11,244
Operating income (loss)......... $   259 $    426 $    390 $ (1,607) $   (532)
Net income...................... $   210 $    434 $    299 $    500  $  1,443
Net income per share--Basic
 (1)............................ $  0.10 $   0.12 $   0.08 $   0.04  $   0.25
Net income per share--Diluted
 (1)............................ $  0.09 $   0.12 $   0.08 $   0.04  $   0.25

--------
(1) The arithmetic total of the individual quarterly net income per share amounts does not reconcile to the annual amount of net income per share due to the timing of net income in relation to the issuance of common shares during the course of the year.

NOTE 16--NET EARNINGS PER SHARE

  The Company has adopted SFAS No. 128, "Earnings Per Share," which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income by the Company's weighted average shares of Common Stock outstanding. Diluted EPS is computed by dividing net income by the Company's weighted average shares of Common Stock outstanding and dilutive Common Stock equivalents. The following table reconciles the

                       BUILDING ONE SERVICES CORPORATION

                 (Dollars in thousands, except per share data)

numerators and denominators of the basic and diluted EPS computations for the three years ended December 31, 1998, 1997 and 1996.

                                               For the Year Ended December 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------- ---------- ----------
Basic earnings per share:
  Net income................................. $    47,463 $    1,443 $      415
  Weighted average shares outstanding--
   Basic.....................................  39,908,364  5,683,464  1,290,724
                                              ----------- ---------- ----------
  Net income per share--Basic................ $      1.19 $     0.25 $     0.32
                                              =========== ========== ==========
Diluted earnings per share:
  Net income................................. $    47,463 $    1,443 $      415
  Weighted average shares outstanding--
   Basic.....................................  39,908,364  5,683,464  1,290,724
  Convertible Non-Voting Common Stock........     373,973     49,315         --
  Common Stock equivalents from stock options
   and warrants..............................     342,903    132,771    115,116
  Contingently issuable shares...............     303,212        --         --
                                              ----------- ---------- ----------
  Total weighted average shares outstanding--
   Diluted...................................  40,928,452  5,865,550  1,405,840
                                              ----------- ---------- ----------
  Net income per share--Diluted.............. $      1.16 $     0.25 $     0.30
                                              =========== ========== ==========

  Outstanding stock options to purchase 1,945,439 shares of Common Stock as of December 31, 1998 were not included in the computation of diluted shares per share because the options' exercise prices were greater than the average market price of the Common Stock during the period.

NOTE 17--SUBSEQUENT EVENTS (UNAUDITED)

  Subsequent to December 31, 1998 and through March 29, 1999, the Company completed two business combinations in the electrical installation and maintenance services business and four business combinations in the mechanical installation and maintenance services business for total consideration of $37,567 in cash and 772,019 shares of Common Stock. Additionally, there is the potential for the payment of up to an additional $10,200 in cash and shares of Common Stock in connection with contingent consideration agreements. Unaudited pro forma financial information related to these acquisitions is not included as the impact of these acquisitions is not deemed to be significant.

  As of March 29, 1999, the Company has also entered into definitive agreements to acquire four companies and the remaining 50% of a currently 50% owned business for total consideration of $29,710 in cash and shares of Common Stock.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table lists the individuals who currently are our directors, executive officers or key employees.

          Name           Age                              Position
          ----           ---                              --------
Jonathan J. Ledecky..... 41  Chairman of the Board
Joseph M. Ivey.......... 40  President and Chief Executive Officer; Director
F. Traynor Beck......... 43  Executive Vice President, General Counsel and Secretary
Timothy C. Clayton...... 44  Executive Vice President, Chief Financial Officer and Treasurer
David Ledecky........... 38  Executive Vice President and Chief Administrative Officer; Director
William P. Love, Jr. ... 39  President--Building One Mechanical and Electrical Group; Director
Michael Sullivan........ 51  Chairman--Building One Service Solutions Group
Mary K. Bush............ 50  Director
Vincent W. Eades........ 38  Director
Thomas D. Heule......... 39  Director
W. Russell Ramsey....... 38  Director
M. Jude Reyes........... 42  Director

  As a result of our agreement with Boss Investment, the members of our Board of Directors will change. See "--Members of the Board of Directors After the Tender Offer."

  Jonathan J. Ledecky founded our Company in February 1997 and serves as our Chairman of the Board. He served as our Chief Executive Officer from November 25, 1997 through February 25, 1999. In October 1994, he founded U.S. Office Products Company, a company that provides office products, office furniture and office coffee and beverage services, and served as its Chairman of the Board until June 10, 1998 and its Chief Executive Officer until November 5, 1997. Prior to founding U.S. Office Products Company, he served as the President of The Legacy Fund, Inc. from 1989 to 1991 and from 1991 to September 1994 as President and Chief Executive Officer of Legacy Dealer Capital Fund, Inc., a wholly owned subsidiary of Steelcase Inc., the nation's largest manufacturer of office furniture products. Jonathan J. Ledecky currently serves as a director of USA Floral Products, Inc., UniCapital Corporation, Aztec Technology Partners, Inc., School Specialty, Inc., Workflow Management, Inc., the Ledecky Foundation, Navigant International, Inc. and MicroStrategy Incorporated. He is also the general partner of Ironbound Partners, LLC, a private investment management firm, and a director of the United States Chamber of Commerce. He is a graduate of Harvard College and Harvard Business School. Jonathan J. Ledecky is the brother of David Ledecky.

  Joseph M. Ivey has served as our President and Chief Executive Officer since February 25, 1999 and has been a director of our Company since October 8, 1998. From September 2, 1998 to February 25, 1999, Mr. Ivey served as the President of the Building One Mechanical Group. Mr. Ivey has also served, since October 1990, as the Chairman and Chief Executive Officer of Ivey Mechanical Company, Inc., a mechanical services company that we acquired on September 2, 1998. Mr. Ivey also serves as a director of 1st M&F Corp. Mr. Ivey is a graduate of, and serves as a trustee of, Freed-Hardeman University.

  F. Traynor Beck has served as Executive Vice President, General Counsel and Secretary of our Company since November 25, 1997. Between January 1988 and November 25, 1997, Mr. Beck was associated with the law firm of Morgan, Lewis and Bockius LLP, most recently as a partner since October 1994. Mr. Beck's practice was focused on mergers, acquisitions and general corporate matters, including consolidation transactions. Mr. Beck is a graduate of the University of Pennsylvania, Oxford University and Stanford Law School.

  Timothy C. Clayton has served as Executive Vice President, Chief Financial Officer and Treasurer of our Company since November 25, 1997. Between August 1976 and October 1997, Mr. Clayton was associated with Price Waterhouse LLP (now PricewaterhouseCoopers LLP), most recently as a partner since July 1988. In his capacity as a partner, Mr. Clayton focused his practice on, among others, distribution, technology, financial services, business services and manufacturing industries and was responsible for providing audit and business advisory services to clients active in consolidating a variety of industries. Mr. Clayton is a graduate of Michigan State University.

  David Ledecky joined us as Senior Vice President, Secretary and Treasurer in September 1997 and was appointed Executive Vice President and Chief Administrative Officer on November 25, 1997. David Ledecky has also served as a director since November 25, 1997. Prior to this, he operated Ledecky Brothers L.L.C., the predecessor to our Company, as its Vice President and sole employee since its inception in February 1997. In that capacity, he researched and analyzed industry consolidation and acquisition opportunities. From 1992 to 1996, David Ledecky was an attorney at the Washington, DC law firm of Comey, Boyd & Luskin. Prior to 1992, he was an attorney with the law firm of Shearman & Sterling, and Vice President of The Legacy Fund, Inc., in Washington, DC. He is a former consultant to the computer and telecommunications industries. He is a graduate of Harvard College and Yale Law School. David Ledecky is the brother of Jonathan J. Ledecky.

  William P. Love, Jr. currently serves as the President of the Building One Mechanical and Electrical Group and has been a director of our Company since March 11, 1998. From September 1980 to March 11, 1998, Mr. Love served as the President and Chief Executive Officer of SKC Electric, Inc., an electrical installation and maintenance services company that Mr. Love founded and that has been a wholly owned subsidiary of our Company since we acquired it on March 11, 1998. Mr. Love is the director designee of the initial companies in the electrical group pursuant to the agreements between our Company and each company within the founding group.

  Michael Sullivan has served as the Chairman of the Building One Service Solutions Group since November 1998. From 1980 to 1998, Mr. Sullivan served as President and Chief Executive Officer of Sullivan Service Company, a contract management firm that Mr. Sullivan founded and that has been a wholly-owned subsidiary of our Company since we acquired it on April 27, 1998 from United Service Solutions. In 1980, Mr. Sullivan founded SPC Contract Management, which specializes in outsourcing cleaning services for the specialty retailer, and was acquired by our Company on April 27, 1998 from United Service Solutions. From 1975 to 1980 he served as the President of Coastal Building Maintenance, a contract cleaning company.

  Mary K. Bush has been a director of our Company since September 15, 1998. Ms. Bush has served as the President of Bush & Company, an international financial consulting firm, since 1991. Prior to founding Bush & Company, she served from 1989 to 1991 as Managing Director of the U.S. Federal Housing Finance Board. Prior to that, she was Vice President--International Finance at the Federal National Mortgage Associate (Fannie Mae). From 1984 to 1988, she served as U.S. Alternate Executive Director of the International Monetary Fund. Ms. Bush serves on a number of boards of directors and advisory boards, including Texaco, Inc., Mortgage Guaranty Insurance Corporation, a number of Pioneer mutual funds, Novecon Management Company, Washington Mutual Investors Fund, March of Dimes, Hoover Institution, Wilberforce University, the Folger Shakespeare Library, Project 2000, Inc. and the Bretton Woods Committee.

  Vincent W. Eades has been a director of our Company since November 25, 1997. Since May 20, 1998, Mr. Eades has served as the Chairman and Chief Executive Officer of Powerride Motorsports, Inc., a company seeking to consolidate the motorcycle and leisure sports dealership industry. Between May 1995 and May 20, 1998, he served as the Senior Vice President of Sales and Marketing for Starbucks Coffee Co., Inc. From November 1985 through May 1995, Mr. Eades was employed by Hallmark Cards, Inc., most recently as a General Manager. Additionally, he serves as a director of USA Floral Products, Inc. and UniCapital Corporation.

  Thomas D. Heule has been a director of our Company since May 27, 1998. Since March 1997, Mr. Heule has served as a Managing Director of BACE Capital Partners, LLC, an industry consolidation buyout firm based in Denver, Colorado. Between November 1997 and May 1998, Mr. Heule also served as Vice President of USS, a company we acquired in May 1998. Between 1991 and 1997, Mr. Heule was a Managing Director in the Corporate Finance Department of Dain Bosworth, Inc. He is a graduate of the University of Colorado, the College of St. Thomas and the Wharton School of the University of Pennsylvania. Mr. Heule is the director designee of the stockholders of United Service Solutions, Inc., pursuant to the acquisition agreement between our Company and United Service Solutions, Inc.

  W. Russell Ramsey has been a director of our Company since November 25, 1997. Mr. Ramsey is President, co-founder and a director of Friedman, Billings, Ramsey Group, Inc., a holding company engaged in brokerage, investment banking, corporate finance and asset management activities in the Washington, DC area. He has served as President of Friedman, Billings, Ramsey Group, Inc. and its predecessors since co-founding the company in 1989. Mr. Ramsey holds a B.A. from the George Washington University and is director designee of FBR pursuant to an agreement with us.

  M. Jude Reyes has been a director of our Company since November 25, 1997. Mr. Reyes has served as Chairman and President of Premium Distributors of Virginia, L.L.C., a beverage distributor, since 1992. Between 1989 and 1992, he served as President and Chairman of Harbor Distributing Company in Los Angeles, California. He is also a director and investor in three other beverage distributors and two wholesale food service distributors. Mr. Reyes is a director designee of FBR pursuant to an agreement with us.

Members of the Board of Directors After the Tender Offer

  In connection with our proposed sale of the convertible subordinated notes to Boss Investment, we have agreed to increase the size of our Board to ten persons, appoint three designees of Boss Investment to our Board and cause changes in the current membership of the Board so that we have ten directors. We expect that at least a majority of the members of our Board will be the Boss Investment designees and persons named above. Information about Boss Investment's designees is presented below:

  Michael Gross, age 37, is one of the founding principals of Apollo Advisors, L.P. (which, together with its affiliates, acts as the managing general partner of several private securities investment funds) and of Lion Advisors, L.P. (a financial advisor to, and representative of institutional investors with respect to, securities investments). Mr. Gross is also a director of Alliance Imaging, Inc., Allied Waste Industries, Inc., Breuners Home Furnishings, Inc., Converse, Inc., Florsheim Group, Inc., United Rentals, Inc., Saks Incorporated and SMT Health Services Inc.

  Brooks Newmark, age 41, is a principal of Apollo Advisors, L.P. Mr. Newmark has been associated with Apollo for more than five years and is Vice President of Apollo Management (U.K.) L.L.C.

  Andrew Africk, age 32, has been a principal of Apollo Advisors, L.P. and of Lion Advisors, L.P. for more than five years. Mr. Africk is also a director of Continental Graphics Holdings, Inc.

 Section 16(a) Beneficial Ownership Reporting Compliance.

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our outstanding common stock to file with the SEC initial reports of ownership, reports of changes in ownership and annual reports of ownership of common stock and other equity securities of the Company. Specific due dates for these reports have been established and we are required to report in this Annual Report any failure to file by these dates in fiscal 1998. On October 5, 1998 a Form 3 for Mary K. Bush was filed by counsel for the Company with the Securities and Exchange Commission in a timely fashion. This Form 3 was later rejected by the SEC for illegibility. The Form 3 was successfully re-filed and accepted by the SEC on December 2, 1998 but, pursuant to the rules and regulations of the SEC, was deemed to be filed late.

Item 11. Executive Compensation

 Summary Compensation Table

  The following table provides certain summary information concerning the cash and non-cash compensation earned by or awarded to the persons who were our executive officers during 1998. Our predecessor was organized in February 1997, with David Ledecky as its sole employee. We employed the remaining executive officers as of November 25, 1997.

                          Summary Compensation Table

                                                             Long-Term
                                 Annual Compensation        Compensation
                             ------------------------------    Awards
                                       Annual                Securities
                                    Compensation             Underlying
                             Fiscal    Salary               Options/SARS  All Other
Name and Principal Position   Year    ($) (1)       Bonus     (#) (2)    Compensation
---------------------------  ------ ------------   -------- ------------ ------------
Jonathan J. Ledecky
 Chief Executive Officer
  and                         1998   $ 750,000     $ 42,500       --            --
 Chairman of the Board
  (3)....................     1997     125,000          --        --            --
Timothy C. Clayton
 Executive Vice
  President,                  1998     300,000      175,000       --      $ 110,295(4)
 Chief Financial Officer
  and Treasurer..........     1997     223,000          --    500,000        25,000
F. Traynor Beck
 Executive Vice
  President,                  1998     300,000      175,000       --          4,800(5)
 General Counsel and
  Secretary..............     1997     223,000          --    500,000           --
David Ledecky
 Executive Vice President
  and                         1998     300,000      100,000       --          4,800(5)
 Chief Administrative
  Officer, Director......     1997     327,994(6)       --    500,000           --

--------
(1) The 1997 figures include bonus payments of $200,000 for Mr. Clayton, Mr. Beck and David Ledecky, which were guaranteed for the first year of employment pursuant to their employment agreements, declared in December 1997 and paid in January 1998.
(2) Represents options granted in 1997 with respect to our common stock, each option to vest ratably on November 25, 1998, 1999, 2000 and 2001, unless accelerated under certain conditions.
(3) On February 26, 1999, Building One appointed Joseph M. Ivey as president and chief executive officer. Jonathan J. Ledecky currently serves as chairman of the board.
(4) Represents a $4,800 contribution to the employee's 401(k) plan and $105,495, the discounted value of the benefit to Mr. Clayton of the premium paid by the company during 1998 for a split-dollar insurance policy under which our company is entitled to a refund of the premiums paid by it to the insurer at the time Mr. Clayton becomes the owner of the policy at the end of 22 years or such earlier time as Mr. Clayton dies.
(5) Represents our company's matching contribution to the employee's 401(k) plan.
(6) Includes payments made to David Ledecky by our predecessor.

 Employment Agreements

  Jonathan J. Ledecky. On November 25, 1997, we entered into an employment agreement with Jonathan J. Ledecky. The agreement has a one-year term which was automatically renewed for successive one-year terms pursuant to its terms and is automatically renewable for each successive one-year term unless either Jonathan J. Ledecky or our Company gives notice that they do not intend to renew the contract at least 90 days prior to the end of the term. Non-renewal of the contract is the equivalent of termination without "cause" (as defined in the employment agreement). The agreement provides for an annual salary of $750,000 and a discretionary bonus in an amount equal to up to 100% of his base salary. If we terminate the agreement other than for "cause" (as defined in the employment agreement), Jonathan J. Ledecky is entitled to receive an amount equal to twice his base salary plus an amount equal to the bonus he received in the prior year. The agreement prohibits Jonathan J. Ledecky from competing with us during the term of his employment and for a period of one year thereafter. The agreement also provides for certain executive perquisites.

  Joseph M. Ivey. Effective February 25, 1999, we entered into an employment agreement with Joseph M. Ivey, our President and Chief Executive Officer and a Company director. The agreement has a two-year term and is automatically renewable on the same terms for one-year terms thereafter, unless either we or Mr. Ivey give notice of non-renewal at least six months prior to the end of the term. According to the terms of the agreement, Mr. Ivey is obligated to devote his full business time, attention and efforts to his duties as President and Chief Executive Officer. The agreement provides for an annual salary of $400,000 and a discretionary bonus in an amount equal to up to 150% of his base salary. Pursuant to the agreement, Mr. Ivey received a grant of an option to purchase 250,000 shares of common stock. This option vests ratably on the first, second, third and fourth anniversaries of the date of the grant, unless accelerated upon a "change in control" (as defined in the 1998 Long-Term Incentive Plan) or upon termination of Mr. Ivey without "cause" (as defined in the employment agreement). If we terminate the agreement other than for "cause," Mr. Ivey will be entitled to receive an amount equal to twice his base salary plus the amount of bonus he received in the prior year and to participate in pension, insurance and other benefit programs on terms which are identical to those of our other senior executive officers. Mr. Ivey's employment agreement prohibits him from competing with us during the term of his employment and, depending on the nature of his termination, for a period of up to two years thereafter. The agreement also provides for certain executive perquisites.

  F. Traynor Beck, Timothy C. Clayton and David Ledecky. On November 25, 1997, we entered into employment agreements with F. Traynor Beck, Timothy C. Clayton and David Ledecky, the terms of which are substantially identical. Each of the agreements has a two-year term and is automatically renewable for one-year terms thereafter, unless either the employee or we give notice of non-renewal at least six months prior to the end of the term. According to the terms of the agreements, each is obligated to devote his full business time, attention and efforts to his duties under the agreement. Each of the agreements provides for an annual salary of $300,000, a guaranteed bonus of $200,000 for the first year of the term and a bonus in an amount equal to up to 100% of his base salary for each year thereafter. On November 25, 1997, each of these executive officers received a grant of an option to purchase 500,000 shares of common stock at an exercise price equal to our initial public offering price per share ($20.00). This option vests ratably on the first, second, third and fourth anniversaries of the date of grant, unless accelerated upon a "change in control" (as defined in the employment agreement) or upon the termination of the employee without "cause" (as defined in the employment agreement). If we terminate the agreement other than for "cause," the executive officer will be entitled to receive an amount equal to twice his base salary then in effect plus the amount of the bonus he received in the prior year. The agreements generally prohibit the executive officer from competing with us during the term of his employment and for a period of up to one year thereafter. The agreements also provide for certain executive benefits and perquisites.

  William P. Love, Jr. On March 11, 1998, we entered into an employment agreement with William P. Love, Jr., who is a director of our Company, and, as of February 25, 1999, became the President of the Building One Mechanical and Electrical Group. The agreement has a two-year term and may be extended according to terms upon which we and Mr. Love mutually agree. The agreement provides for an annual salary of $200,000 and a performance-based incentive bonus. This bonus is payable in cash, stock options or other non-cash awards. The compensation committee of your Board of Directors determines the form of the bonus each year during the term of the agreement, beginning on January 1, 1999. If we terminate the agreement other than for "cause" (as defined in the employment agreement), Mr. Love will receive his base salary and group health benefits in effect at that time for either:

  .  one year from the date of termination; or

  . the remaining length of time under the term of the agreement, whichever is longer.

  Mr. Love's employment agreement also prohibits him from competing with us during the term of his employment and, depending on the nature of his termination of employment, for a period of up to two years from the date of termination.

  Upon a "change in control" (as defined in the employment agreement) whereby Jonathan J. Ledecky does not remain as Chairman of the Board and Chief Executive Officer of the successor entity, Mr. Love may choose to terminate the employment agreement. In such case, Mr. Love will receive his base salary and group health benefits in effect at the time of termination for either:

  .  six months from the date of termination; or

  . the remaining length of time under the term of the agreement, whichever is longer.

Mr. Love will also be subject to prohibitions on competing with us for a period of one year from the date of his termination or the remaining length of time under the term of the agreement, whichever is longer. In addition, Mr. Love will be given the opportunity to exercise any or all of his vested options under our Long-Term Incentive Plan, including any options with accelerated vesting.

  Upon a "change in control" whereby Jonathan J. Ledecky remains as Chairman of the Board and Chief Executive Officer, the employment agreement will remain in full force and effect.

  Michael Sullivan. Effective November 6, 1998 we entered into an employment agreement with Michael Sullivan, the chairman of the Building One Service Solutions Group. The agreement has a two-year term and may be extended according to terms that our company and Mr. Sullivan mutually agree upon. The agreement provides for an annual salary of $250,000 and a performance-based incentive bonus. Pursuant to the employment agreement, we granted Mr. Sullivan an option to purchase 200,000 shares of our common stock, pursuant to the terms of our Long-Term Incentive Plan. If we terminate the agreement without "cause" (as defined in the employment agreement), Mr. Sullivan will receive his base salary then in effect for the time period that remains under the term of the agreement, any bonus declared but not paid prior to termination and bonus compensation through the end of the fiscal year in which the termination occurs. Upon termination for any reason, Mr. Sullivan's option will only be exercisable to the extent that it was exercisable prior to termination. If, however, the option is not exercisable at the end of the initial two-year term of the employment agreement, it will be accelerated if the agreement is not renewed for an additional term. The agreement prohibits Mr. Sullivan from competing with us during the period of his employment and for a period of up to two years thereafter.

Year-End Values of Options

  The following table sets forth certain information concerning the exercise and year-end values of options relating to our executive officers for the fiscal year 1998.

                 Aggregated Options/SARs Exercised in 1998 and
                       Option/SAR Values at end of 1998

                                                 Number of
                                                Securities        Value of
                                                Underlying       Unexercised
                                                Unexercised     In-the-money
                                               Options/SARs     Options/SARs
                          Shares              at End of 1998   at End of 1998
                        Acquired on   Value    (Exercisable/    (Exercisable/
                         Exercise    Realized Unexercisable)   Unexercisable)
  Name                 (# of shares)  ($)(1)        (#)            ($)(2)
  ----                 ------------- -------- --------------- -----------------
Jonathan J. Ledecky...      --         --                 --                --
Timothy C. Clayton....      --         --     125,000/375,000 $109,375/$328,125
F. Traynor Beck.......      --         --     125,000/375,000  109,375/ 328,125
David Ledecky.........      --         --     125,000/375,000  109,375/ 328,125

--------
(1) The "value realized" represents the difference between the base (or exercise) price of the option shares and the market price of the option shares on the date the option was exercised. The value realized was determined without considering any taxes which may have been owed.

(2) "In-the-money" options are options whose base (or exercise) price was less than the market price of our common stock at December 31, 1998. The value of such options is calculated assuming a stock price of $20, which was the closing price of our common stock on the Nasdaq Stock Market on December 31, 1998.

Director Compensation

  Directors who do not receive compensation as officers, our employees or consultants of our Company are entitled to receive an annual retainer fee of $25,000. In addition, pursuant to our 1997 Non-Employee Directors' Stock Plan, each director who is not an employee automatically receives an initial grant of an option to purchase 20,000 shares of our common stock on the date that person is first elected to our Board of Directors. Such directors also receive an automatic annual grant of an option to purchase 5,000 shares. The exercise price of each option is equal to the fair market value on the date of grant of one share of our common stock. In connection with the Company's negotiation of the agreement with Boss Investment in December 1998, Messrs. Eades, Reyes and Heule, members of the Special Committee to the Board of Directors, received $19,500 each.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 29, 1999 by:

  . each person (or group of affiliated persons) we know to be the beneficial owner of more than five percent of the outstanding shares of our common stock;

  .  each director;

  .  each executive officer; and

  . all of our current directors and executive officers as a group. Each of these stockholders possesses sole voting and investment power with respect to the shares listed, unless otherwise noted.

                                                Amount and Nature Percentage of
                                                  of Beneficial   Common Stock
   Name and Address of Beneficial Owner             Ownership         Owned
   ------------------------------------         ----------------- -------------
   Executive Officers and Directors
   Jonathan J. Ledecky.........................     4,500,000(1)       9.8%

   David Ledecky...............................       125,000(2)         *

   F. Traynor Beck.............................       125,000(2)         *

   Timothy C. Clayton..........................       127,000(2)         *

   Joseph M. Ivey..............................       624,131(3)       1.4%

   William P. Love, Jr.........................       423,322(4)         *

   Michael Sullivan............................        84,113(5)         *

   Thomas D. Heule.............................       208,831(6)         *

   Vincent W. Eades............................        22,500(7)         *

   W. Russell Ramsey...........................     1,682,500(8)       3.7%

   M. Jude Reyes...............................        42,500(9)         *

   Mary K. Bush................................        10,000(7)         *

   All directors and executive officers as a
    group (12 persons).........................     7,974,897         17.3%

--------
 * Less than one percent
(1) This includes 1,950,000 shares underlying a warrant issued to Jonathan J. Ledecky in connection with our initial public offering. We have agreed that, at Jonathan J. Ledecky's request, we will file a registration statement under the Securities Act of 1933, as amended, for an offering of the shares underlying the warrant during a ten-year period beginning on November 25, 1997. In addition, we have agreed to give Jonathan J. Ledecky the right to request that we include the shares underlying the warrant on a registration statement filed by us during a twelve-year period beginning on November 25, 1997. Mr. Ledecky's address is: c/o Building One Services Corporation, 800 Connecticut Ave., N.W., Suite 1111, Washington, DC 20006.
(2) This figure includes 125,000 shares which may be acquired upon the exercise of options that are exercisable within 60 days.

(3) This figure includes 300,000 shares held in the Joseph M. Ivey, Jr. Annuity Trust, of which Mr. Ivey is the trustee and 246,693 shares held by Ivey National Corporation (the principal stockholder of which is Mr. Ivey's father), which Mr. Ivey disclaims beneficial ownership of beyond his pecuniary interest.
(4) This figure includes 207,428 shares owned by Mr. Love's wife and 1,200 shares owned by trusts established for the benefit of his children. Mr. Love serves as one of four trustees of the SKC Electric, Inc. Profit Sharing Plan. The number of shares shown as beneficially owned by Mr. Love excludes shares that may be deemed to be beneficially owned by that plan.
(5) This figure represents 24,000 shares which may be acquired upon the exercise of options that are exercisable within 60 days.
(6) This figure includes 174,430 shares held by Denargo Investments, L.L.C., of which Mr. Heule is the sole member.
(7) This figure represents shares which may be acquired upon the exercise of options that are exercisable within 60 days.
(8) This figure includes 22,500 shares which may be acquired upon the exercise of options that are exercisable within 60 days, 500,000 shares owned by FBR Asset Investment Corporation, of which Mr. Ramsey is an officer, director and indirect shareholder, and 1,130,000 shares underlying a warrant owned by Friedman, Billings, Ramsey & Co., Inc., of which Mr. Ramsey is an officer, director and shareholder.
(9) This figure includes 22,500 shares which may be acquired upon the exercise of options that are exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

  Set forth below is a description of certain transactions and relationships between us and our officers, directors and principal stockholders.

  Jonathan J. Ledecky, our Chairman and founder, is the brother of David Ledecky, our Executive Vice President, Chief Administrative Officer and a director.

  Joseph M. Ivey, our President, Chief Executive Office and director, is an officer and stockholder of two corporations which lease real property and an airplane to our company. The leases provide for lease payments in the aggregate amount of $8,200 per month, or $98,400 annually. In addition, our company pays a fee based upon the use of the airplane. In 1998, we paid $43,120 in usage fees for the airplane.

  W. Russell Ramsey, a director, is President and a principal stockholder of Friedman, Billings, Ramsey Group, Inc. FBR, a wholly owned indirect subsidiary of Friedman, Billings, Ramsey Group, Inc., rendered investment banking services to us in connection with our initial public offering. Friedman, Billings, Ramsey Group, Inc., acted as a financial advisor to our company in connection with the terminated merger with Boss Investment LLC and received a fee of $500,000 as consideration for an opinion letter regarding the fairness of the proposed merger to our stockholders from a financial point of view and will receive a fee of up to $2.1 million, contingent upon the completion of the tender offer.

  On March 11, 1998, we completed the acquisition of SKC Electric, Inc. SKC Electric, Inc. leases office, warehouse and storage space from SKC Properties, L.L.C., a principal member of which is William P. Love, Jr. Mr. Love is one of the former owners of SKC, Inc., a director, and the president of the Building One electrical group. The lease provides for lease payments in the amount of $8,095 per month, or $97,140 annually.

  Thomas D. Heule, a director, is a managing director of BACE Capital Partners, LLC, and is a member of BCP Partners, LLC, which owns an 80% interest in BACE Capital Partners, LLC. We have entered into a consulting agreement with BACE Capital Partners under which they will provide advisory services in connection with the identification and closing of acquisitions of building maintenance services businesses. As compensation for its services, BACE Capital Partners will generally receive a fee equal to a percentage of the consideration paid in connection with the acquisitions they have identified. To date, we have not made any payments pursuant to this agreement. In addition, we have agreed to pay to BACE Capital Partners in twelve equal monthly installments a termination fee in the amount of $500,000 in connection with the termination of a consulting agreement between United Service Solutions, Inc. and BACE Capital Partners that was entered into prior to our acquisition of United Service Solutions, Inc. In 1998, we paid $333,353 in termination fees under the agreement with BACE Capital Partners. Generally, any payments to be made under our consulting agreement with BACE Capital Partners will be offset by payments made pursuant to this termination fee.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

     (a) Financial Statements, Schedules and Exhibits.

     1.  Financial Statements (See Item 8 hereof.)

         Reports of Independent Accountants.

         Balance Sheet as of December 31, 1998.

         Statement of Income for the period ended December 31, 1998.

         Statement of Stockholders' Equity for the period ended December 31, 1998.

         Statement of Cash Flows for the period ended December 31, 1998.

         Notes to Financial Statements.

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

   2.06 Agreement and Plan of Reorganization, dated February 27, 1998, by and among the Company, CCC Acquisition Co. 6, Town & Country
           Electric, Inc. and the stockholders named therein (Exhibit 2.06 of the Company's Registration Statement on Form S-1 (File No. 333-
           42317) is hereby incorporated by reference).

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

     2.09 Agreement and Plan of Reorganization, dated March 15, 1998, by and among the Company, CCC Acquiring Co., No. 10, Walker Engineering,
          Inc. and the shareholders named therein (Exhibit 2.09 of the Company's Annual Report on Form 10-K for the year ended December
          31, 1997 (File No. 000-23241) is hereby incorporated by reference).

     2.10 Agreement and Plan of Reorganization, dated May 8, 1998, by and among the Company, CCC 12 Acquisition Corporation, Taylor Electric,
          Inc. and the shareholders named therein (Exhibit 2.01 of the Company's Current Report on Form 8-K dated May 22, 1998 is hereby incorporated by reference).

     2.11 Agreement and Plan of Reorganization, dated June 1, 1998, by and among the Company, RECI Acquisition Corp., Regency Electric
          Company, Inc. and the stockholders named therein. (Exhibit 2.11 of the Company's Post-Effective Amendment No. 4 to the Registration
          Statement on Form S-1 (File No. 333-42317) is hereby incorporated by reference).

     2.12 Agreements and form of Indenture dated March 22, 1999, by and between the Company and Boss Investment LLP, an affiliate of Apollo
          Management, L.P. (Exhibit 99.2 of the Company's Current Report on
          Form 8-K, dated March 23, 1999, is hereby incorporated by reference).

     3.01 Restated Certificate of Incorporation of Building One Services
          Corporation (Exhibit 3.01 of the Company's Current Report on Form
          8-K, dated September 15, 1998, is hereby incorporated by reference).

     3.02 Amended and Restated Bylaws of Building One Services Corporation
          (Exhibit 3.02 of the Company's Registration Statement on Form S-1
          (File No. 333-36193) is hereby incorporated by reference).

   *10.01 The Company's 1997 Long-Term Incentive Plan (Exhibit 10.01 of the
          Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

   *10.02 The Company's 1997 Non-Employee Directors' Stock Plan (Exhibit
          10.02 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-23241) is hereby incorporated by reference).

   *10.03 The Company's 1997 Employee Stock Purchase Plan (Exhibit 10.03 of the Company's Registration Statement on Form S-1 (File No. 333-
          36193) is hereby incorporated by reference).

   *10.04 The Company's 1997 Section 162(m) Bonus Plan (Exhibit 10.04 of the
          Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

   *10.05 The Company's Executive Deferred Compensation Plan (Exhibit 10.05 of the Company's Registration Statement on Form S-1 (File No. 333-
          36193) is hereby incorporated by reference).

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

   *10.11 Employment Agreement between the Company and William P. Love, Jr.
          (Exhibit 10.11 of the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-23241) is hereby incorporated by reference).

    10.12 Form of Warrant Agreement, dated November 25, 1997, between the
          Company and Friedman, Billings, Ramsey & Co., Inc. (Exhibit 4.10 of the Company's Registration Statement on Form S-1 (File No. 333-
          36193) is hereby incorporated by reference).

    10.13 Form of Warrant Agreement, dated November 25, 1997, between the
          Company and Jonathan J. Ledecky (Exhibit 10.10 of the Company's
          Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

   *10.14 Building One Services Corporation 1998 Long-Term Incentive Plan
          (Exhibit A of the Company's Proxy Statement on Schedule 14A (File
          No. 000-23241) is hereby incorporated by reference).

   *10.15 Employment Agreement between the Company and Joseph M. Ivey
          (Exhibit 10.15 of the Company's Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-60053) is hereby incorporated by reference).

   *10.16 Employment Agreement between the Company and Michael Sullivan.

   *10.17 Employment Agreement between the Company and Joseph M. Ivey.

    11.01 Statement Regarding Computation of Net Income Per Share.

    21.01 List of Subsidiaries of Building One Services Corporation (Exhibit
          21.01 of the Company's Post-Effective Amendment No. 1 to the
          Registration Statement on Form S-4 (File No. 333-60053) is hereby incorporated by reference).

    23.01 Consent of PricewaterhouseCoopers LLP.

    23.02 Consent of Shinners, Hucovski and Company, S.C.

    23.03 Consent of Frazier & Deeter, LLC.

    24.01 Power of Attorney (included on the signature page of this Annual
          Report on Form 10-K).

    27.01 Financial Data Schedule.
    99.01 Consent of Michael Gross.
    99.02 Consent of Brooks Newmark.
    99.03 Consent of Andrew Africk.

--------
* Management contract or compensatory plan or arrangement

  (b) Reports on Form 8-K. We filed a Current Report on Form 8-K on December 24, 1998 in which we reported an agreement and plan of merger with Apollo Management, L.P., pursuant to which a subsidiary of Apollo would merge into Building One, with Building One as the surviving corporation. On February 8, 1999, Building One announced that it mutually terminated the agreement and plan of merger with Apollo.

                                  SIGNATURES

  Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Washington, District of Columbia, on March 29, 1998.

                                          Building One Services Corporation

                                                    /s/ Joseph M. Ivey
                                          By: _________________________________
                                             Name: Joseph M. Ivey
                                             Title: President and Chief
                                             Executive Officer

  Each person whose signature appears below hereby appoints Joseph M. Ivey and
F. Traynor Beck, and both of them, either of whom may act without the joinder of the other, as his true and lawful attorneys- in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents full power and authority to perform each and every act and thing appropriate or necessary to be done, as fully and for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ Joseph M. Ivey           President and Chief          March 26, 1999
______________________________________  Executive Officer
            Joseph M. Ivey              (Principal Executive
                                        Officer)

       /s/ Jonathan J. Ledecky         Chairman of the Board        March 29, 1999
______________________________________
         Jonathan J. Ledecky

        /s/ Timothy C. Clayton         Executive Vice President,    March 29, 1999
______________________________________  Chief Financial Officer
          Timothy C. Clayton            and Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

          /s/ David Ledecky            Executive Vice President,    March 29, 1999
______________________________________  Chief Administrative
            David Ledecky               Officer and Director

           /s/ Mary K. Bush            Director                     March 29, 1999
______________________________________
             Mary K. Bush

              Signature                          Title                   Date
              ---------                          -----                   ----

______________________________________ Director
           Vincent E. Eades

        /s/ W. Russell Ramsey          Director                     March 29, 1999
______________________________________
          W. Russell Ramsey

          /s/ M. Jude Reyes            Director                     March 29, 1999
______________________________________
            M. Jude Reyes

       /s/ William P. Love, Jr.        Director                     March 29, 1999
______________________________________
         William P. Love, Jr.

         /s/ Thomas D. Heule           Director                     March 29, 1999
______________________________________
           Thomas D. Heule

                               INDEX TO EXHIBITS

 Exhibit                               Description
 -------                               -----------

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

   2.09 Agreement and Plan of Reorganization, dated March 15, 1998, by and among the Company, CCC Acquiring Co., No. 10, Walker Engineering, Inc.
         and the shareholders named therein (Exhibit 2.09 of the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997 (File
         No. 000-23241) is hereby incorporated by reference).

   2.10 Agreement and Plan of Reorganization, dated May 8, 1998, by and among the Company, CCC 12 Acquisition Corporation, Taylor Electric, Inc. and the shareholders named therein (Exhibit 2.01 of the Company's Current
         Report on Form 8-K dated May 22, 1998 is hereby incorporated by reference).

   2.11 Agreement and Plan of Reorganization, dated June 1, 1998, by and among the Company, RECI Acquisition Corp., Regency Electric Company, Inc.
         and the stockholders named therein. (Exhibit 2.11 of the Company's
         Post-Effective Amendment No. 4 to the Registration Statement on Form
         S-1 (File No. 333-42317) is hereby incorporated by reference).

 Exhibit                               Description
 -------                               -----------

   2.12  Agreement dated March 22, 1999, by the Company and Boss Investment
         LLP, an affiliate of Apollo Management, L.P. (Exhibit 99.2 of the
         Company's Current Report on Form 8-K, dated March 23, 1999, is hereby incorporated by reference).

   3.01  Restated Certificate of Incorporation of Building One Services
         Corporation (Exhibit 3.01 of the Company's Current Report on Form 8-K, dated September 15, 1998, is hereby incorporated by reference).

   3.02  Amended and Restated Bylaws of Building One Services Corporation
         (Exhibit 3.02 of the Company's Registration Statement on Form S-1
         (File No. 333-36193) is hereby incorporated by reference).

  10.01  The Company's 1997 Long-Term Incentive Plan (Exhibit 10.01 of the
         Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

  10.02 The Company's 1997 Non-Employee Directors' Stock Plan (Exhibit 10.02 of the Company's Annual Report on Form 10-K for the year ended
         December 31, 1997 (File No. 000-23241) is hereby incorporated by reference).

  10.03  The Company's 1997 Employee Stock Purchase Plan (Exhibit 10.03 of the
         Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

  10.04  The Company's 1997 Section 162(m) Bonus Plan (Exhibit 10.04 of the
         Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

  10.05 The Company's Executive Deferred Compensation Plan (Exhibit 10.05 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

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

  10.11  Employment Agreement between the Company and William P. Love, Jr.
         (Exhibit 10.11 of the company's Annual Report of Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-23241) is hereby incorporated by reference).

  10.12  Form of Warrant Agreement, dated November 25, 1997, between the
         Company and Friedman, Billings, Ramsey & Co., Inc. (Exhibit 4.10 of the Company's Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

  10.13  Form of Warrant Agreement, dated November 25, 1997, between the
         Company and Jonathan J. Ledecky (Exhibit 10.10 of the Company's
         Registration Statement on Form S-1 (File No. 333-36193) is hereby incorporated by reference).

 Exhibit                              Description
 -------                              -----------

  10.14  Building One Services Corporation 1998 Long-Term Incentive Plan
         (Exhibit A of the Company's Proxy Statement on Schedule 14A (File No.
         000-23241) is hereby incorporated by reference).

  10.15  Employment Agreement between the Company and Joseph M. Ivey (Exhibit
         10.15 of the Company's Post-Effective Amendment No. 1 to the
         Registration Statement on Form S-4 (File No. 333-60053) is hereby incorporated by reference).

  10.16  Employment Agreement between the Company and Michael Sullivan.

  10.17  Employment Agreement between the Company and Joseph M. Ivey.

  11.01  Statement Regarding Computation of Net Income Per Share.

  21.01  List of Subsidiaries of Building One Services Corporation (Exhibit
         21.01 of the Company's Post-Effective Amendment No. 1 to the
         Registration Statement on Form S-4 (File No. 333-60053) is hereby incorporated by reference).

  23.01  Consent of PricewaterhouseCoopers LLP.

  23.02  Consent of Shinners, Hucovski and Company, S.C.

  23.03  Consent of Frazier & Deeter, LLC.

  24.01  Power of Attorney (included on the signature page of this Annual
         Report on Form 10-K).

  27.01  Financial Data Schedule.

  99.01  Consent of Michael Gross.

  99.02  Consent of Brooks Newmark.

  99.03  Consent of Andrew Africk.