Form 10-Q
period 1999-03-31
BUILDING ONE SERVICES CORP
filed 1999-05-17
CIK 1046304

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

  For the quarterly period ended March 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 14, 1999, there were 21,693,105 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       BUILDING ONE SERVICES CORPORATION

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I--FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheet as of March 31, 1999 and December 31,
   1998..............................................................     1
  Consolidated Statement of Operations for the three months ended
   March 31, 1999 and 1998...........................................     2
  Consolidated Statement of Stockholders' Equity for the three months
   ended March 31, 1999..............................................     3
  Consolidated Statement of Cash Flows for the three months ended
   March 31, 1999....................................................     4
  Notes to Consolidated Financial Statements.........................     5
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations...........................................    11
Item 3. Quantitative and Qualitative Disclosures about Market Risk...    15
PART II--OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds....................    16
Item 5. Other Events.................................................    16
Item 6. Exhibits and Reports on Form 8-K.............................    16
Signatures...........................................................    18

Exhibit Index........................................................   (i)

                                      (i)

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                       BUILDING ONE SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

                                                                      Pro Forma
                                            March 31,   December 31,  March 31,
                                              1999          1998        1999
                                           -----------  ------------ -----------
                                           (unaudited)               (unaudited)
                                                                      (see Note
                                                                         3)
                  ASSETS
Current assets:
  Cash and cash equivalents............... $  174,273    $  213,096  $    9,638
  Accounts receivable, net................    276,981       246,623     276,981
  Costs and estimated earnings in excess
   of billings on uncompleted contracts...     39,931        25,441      39,931
  Prepaid expenses and other current as-
   sets...................................     19,252        17,108      19,252
                                           ----------    ----------  ----------
    Total current assets..................    510,437       502,268     345,802
Property and equipment, net...............     47,541        38,967      47,541
Intangible assets, net....................    596,460       496,381     596,460
Other assets..............................      7,682         6,306      29,682
                                           ----------    ----------  ----------
    Total assets.......................... $1,162,120    $1,043,922  $1,019,485
                                           ==========    ==========  ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt......................... $    5,068    $    2,167  $    5,068
  Accounts payable........................     81,882        75,029      81,882
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts..............................     66,672        58,773      66,672
  Income taxes payable....................     11,875         6,125       9,394
  Accrued compensation....................     32,338        27,737      32,338
  Accrued liabilities.....................     60,633        25,047      60,633
                                           ----------    ----------  ----------
    Total current liabilities.............    258,468       194,878     255,987
Long-term debt............................      4,783         3,287     425,275
Other liabilities.........................      4,531         8,220       4,531
                                           ----------    ----------  ----------
    Total liabilities.....................    267,782       206,385     685,793
                                           ----------    ----------  ----------
Stockholders' equity:
  Common stock, $.001 par value,
   250,000,000 shares authorized,
   46,307,373 and 45,258,946 shares issued
   and outstanding, respectively
   (21,688,517 pro forma).................         46            45          22
  Additional paid-in capital..............    874,299       832,514     273,495
  Treasury stock..........................    (41,832)      (41,832)        --
  Retained earnings.......................     61,988        47,255      60,338
  Accumulated other comprehensive income
   (loss).................................       (163)         (445)       (163)
                                           ----------    ----------  ----------
    Total stockholders' equity............    894,338       837,537     333,692
                                           ----------    ----------  ----------
    Total liabilities and stockholders'
     equity............................... $1,162,120    $1,043,922  $1,019,485
                                           ==========    ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Revenues................................................ $  350,842  $   54,610
Cost of revenues........................................    280,692      44,233
                                                         ----------  ----------
    Gross profit........................................     70,150      10,377
Selling, general and administrative expenses............     42,714       7,918
Goodwill amortization...................................      3,469         324
                                                         ----------  ----------
    Operating income....................................     23,967       2,135
Other (income) expense:
  Interest income.......................................     (2,508)     (6,656)
  Interest expense......................................         96          99
  Other, net............................................       (281)       (111)
                                                         ----------  ----------
Income before taxes.....................................     26,660       8,803
Provision for income taxes..............................     11,927       3,722
                                                         ----------  ----------
Net income.............................................. $   14,733  $    5,081
                                                         ==========  ==========
Net income per Common Share--Basic...................... $     0.32  $     0.15
                                                         ==========  ==========
Net income per Common Share--Diluted.................... $     0.31  $     0.15
                                                         ==========  ==========
Weighted average shares outstanding--Basic.............. 45,973,455  32,987,273
                                                         ==========  ==========
Weighted average shares outstanding--Diluted............ 47,740,958  34,075,876
                                                         ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three months ended March 31, 1999
                             (Dollars in thousands)
                                  (unaudited)

                             Common Stock
                          ------------------
                                                                             Accumulated
                                             Additional                         Other         Total         Total
                            Shares            Paid-in-  Treasury   Retained Comprehensive Stockholders' Comprehensive
                          Outstanding Amount  Capital     Stock    Earnings Income (loss)    Equity        Income
                          ----------- ------ ---------- ---------  -------- ------------- ------------- -------------
Balance, December 31,
 1998...................  45,258,946   $45    $832,514  $ (41,832) $47,255      $(445)      $837,537
Stock issued upon
 exercise of options....      16,926                83                                            83
Issuance of common stock
 for acquisitions.......   1,002,507     1      15,166                                        15,167
Stock issued under
 employee stock purchase
 plan...................      28,994               435                                           435
Contingently Issuable
 Shares.................                        26,101                                        26,101
Unrealized gain on
 marketable securities--
 net of tax.............                                                          282            282       $   282
Net income..............                                            14,733                    14,733        14,733
                                                                                                           -------
Total comprehensive
 income.................                                                                                   $15,015
                          ----------   ---    --------  ---------  -------      -----       --------       =======
Balance, March 31,
 1999...................  46,307,373   $46    $874,299  $(41,832)  $61,988      $(163)      $894,338
                          ==========   ===    ========  =========  =======      =====       ========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                          Three months ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Cash flows from operating activities:
 Net income.............................................. $  14,733  $   5,081
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..........................     6,117        802
  Changes in operating assets and liabilities:
   Accounts receivable...................................    (8,692)   (10,601)
   Costs and estimated earnings in excess of billings....    (8,403)     2,405
   Prepaid expenses and other current assets.............    (1,178)      (951)
   Billings in excess of costs and estimated earnings....     1,781      5,552
   Accounts payable......................................       152      2,546
   Accrued liabilities...................................     7,825      2,993
  Change in other assets.................................      (659)      (523)
                                                          ---------  ---------
    Net cash provided by operating activities............    11,676      7,304
                                                          ---------  ---------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired........   (45,271)  (111,840)
 Purchases of property and equipment.....................    (5,632)    (1,206)
 Proceeds on sale of equipment...........................        90        617
 Other...................................................       (98)       304
                                                          ---------  ---------
    Net cash used in investing activities................   (50,911)  (112,125)
                                                          ---------  ---------
Cash flows from financing activities:
 Net proceeds (payments) on short-term debt..............       261        (54)
 Payments on long-term debt..............................      (688)      (996)
 Proceeds from long-term debt............................     1,163      1,570
 Distribution to Minority Shareholders...................      (842)
 Proceeds from stock options exercised...................        83
 Proceeds from issuance of stock under employee stock
  purchase plan..........................................       435
                                                          ---------  ---------
    Net cash provided by financing activities............       412        520
                                                          ---------  ---------
Net decrease in cash and cash equivalents................   (38,823)  (104,301)
Cash and cash equivalents, beginning of period...........   213,096    528,972
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $ 174,273  $ 424,671
                                                          =========  =========
The Company issued shares of common stock and cash in connection with certain business combinations during the three months ended March 31, 1999 and March
31, 1998, respectively. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:
Accounts receivable...................................... $  21,665  $  73,351
Inventories..............................................       541      1,022
Costs and earnings in excess of billings.................     6,087     10,426
Prepaid expenses and other current assets................       343      3,660
Property and equipment...................................     5,685     11,520
Intangible assets........................................    46,714    175,132
Other assets.............................................     2,575      2,526
Short-term debt..........................................    (2,180)    (7,113)
Accounts payable.........................................    (6,700)   (19,103)
Accrued liabilities......................................    (7,124)   (14,052)
Billings in excess of costs and estimated earnings.......    (6,119)   (22,425)
Long-term debt...........................................    (1,049)    (2,909)
Other long-term liabilities..............................        --     (2,801)
                                                          ---------  ---------
Net assets acquired...................................... $  60,438   $209,234
                                                          =========  =========
These acquisitions were funded as follows:
Common stock, 1,002,507 and 5,088,049 shares,
 respectively............................................ $  15,167   $ 97,394
Cash, net of cash acquired...............................    45,271    111,840
                                                          ---------  ---------
                                                          $  60,438   $209,234
                                                          =========  =========

          See accompanying notes to consolidated financial statements.

                       BUILDING ONE SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

NOTE 1--BUSINESS AND ORGANIZATION

  Building One Services Corporation, ("Building One" or the "Company") is a leading provider of integrated facilities services in the United States. Currently, the Company provides mechanical and electrical installation and maintenance services, and janitorial and maintenance management services. The Company's goal is to become the preeminent single-source provider of facilities services in the United States.

  The interim financial data as of March 31, 1999 and for the three months ended March 31, 1999 and March 31, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  There were no significant changes in the accounting policies of the Company during the interim periods presented. For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 3--TENDER OFFER

  On May 11, 1999, the Company completed the repurchase of 24,618,856 shares of its common stock at $22.50 per share for cash and 881,144 shares of common stock underlying stock options at $22.50 per share less the exercise price per share of the options ("Tender Offer"). Funds utilized for the repurchase totaled $560,127, which were obtained from the Company's available cash, the net proceeds of $195,492 from the issuance of $200,000 of 10 1/2% senior subordinated notes, $100,000 from the issuance of 7 1/2% convertible subordinated notes to Boss Investment LLC, an affiliate of Apollo Management, L.P. and borrowings under a new credit facility.

  The unaudited pro forma balance sheet as of March 31, 1999 as presented in the accompanying consolidated balance sheet gives effect to the Tender Offer, including the financing of the Tender Offer as if they had been consummated as of the Company's most recent balance sheet date, March 31, 1999. See Note 5 for unaudited pro forma statement of operations for the three months ended March 31, 1999 and 1998.

  As a result of our allowing for the exchange of approximately 881,144 employee stock options in the Tender Offer, compensation expense will be recognized for the net cash payments made upon exercise of the stock options. Compensation expense related to the option shares purchased in the Tender Offer approximates $2,751 ($1,650 after the associated tax benefit) and will be recorded during the three months ended June 30, 1999.

NOTE 4--BUSINESS COMBINATIONS

 Purchase Acquisitions

  During the three months ended March 31, 1999, the Company completed eight business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired entities from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 1,002,507 shares of Common Stock and $48,782 in cash, including applicable

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

professional fees. The aggregate purchase price does not include the potential payment of contingent consideration of up to approximately $11,650 in cash and shares of Common Stock based upon the performance of the businesses acquired.

  The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of approximately $46,687. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares on certain acquisitions was determined in consideration of restrictions on the sale and transferability of the shares issued. The shares generally are subject to the following restrictions on resale: up to one-third of the shares may be resold beginning twelve months after their date of acquisition, the first one-third and an additional one-third may be resold beginning eighteen months after their date of acquisition and the first two-thirds and the remaining one-third may be resold beginning twenty-four months after their date of acquisition.

 Contingently Issuable Shares

  In conjunction with acquisitions consummated in 1998, the Company entered into certain contingent consideration agreements which provide for the payment of approximately $136,927 in cash and shares of common stock based on the performance of such acquired companies. During the three months ended March 31, 1999, $59,125 of consideration under these agreements had been earned consisting of 1,657,483 shares of Common Stock and $30,124 million of cash. Accordingly, additional goodwill in the amount of $56,625 was recorded. The cash amount payable under these arrangements has been reflected as a liability as of March 31, 1999 and the additional paid-in capital associated with the shares to be issued has been reflected as Contingently Issuable Shares in the Statement of Stockholders' Equity. These Contingently Issuable Shares have been included in the weighted average shares outstanding for purposes of computing basic and diluted earnings per share for the three months ended March 31, 1999.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

NOTE 5--UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

  The following unaudited pro forma results of operations give effect to the Tender Offer, including the financing of the Tender Offer, acquisitions completed during the year ended December 31, 1998 and the three months ended March 31, 1999 as if they had been consummated on January 1, 1998, and the effects of certain other pro forma adjustments to the historical financial statements.

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Revenues................................................ $  373,258  $  336,111
Cost of revenues........................................    298,940     275,515
                                                         ----------  ----------
    Gross profit........................................     74,318      60,596
Selling, general and administrative expenses............     45,702      39,397
Goodwill amortization...................................      3,654       3,308
                                                         ----------  ----------
    Operating income....................................     24,962      17,891
Other (income) expense:
  Interest income.......................................        (17)
  Interest expense......................................     10,829      10,973
  Other, net............................................       (497)     (2,326)
                                                         ----------  ----------
Income before taxes.....................................     14,647       9,244
Provision for income taxes..............................      7,196       4,872
                                                         ----------  ----------
Net income.............................................. $    7,451  $    4,372
                                                         ==========  ==========
Net income per Common Share--Basic...................... $     0.34  $     0.20
                                                         ==========  ==========
Net income per Common Share--Diluted....................       0.31        0.21
                                                         ==========  ==========
Weighted average shares outstanding--Basic.............. 21,910,397  21,578,216
                                                         ==========  ==========
Weighted average shares outstanding--Diluted............ 27,997,422  26,405,533
                                                         ==========  ==========

  Net income per Common Share--Basic is calculated based upon the weighted average shares outstanding assuming the repurchase of 24,618,856 shares occured as of January 1, 1998. Net income per Common Share--Diluted is calculated based upon net income adjusted for a reduction in interest expense assuming conversion of the convertible subordinated debentures in the amount of $4,788, and weighted average shares outstanding adjusted for the conversion of the convertible subordinated debentures into 4,444,444 shares of common stock plus the dilution attributable to options and warrants and contingently issable shares.

  The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the Tender Offer and the acquisitions occurred as of January 1, 1998 or the results that may occur in the future.

NOTE 6--COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                  March 31, 1999
                                                                  --------------
Costs incurred on uncompleted contracts..........................  $   974,123
Estimated earnings...............................................      176,770
                                                                   -----------
                                                                     1,150,893
Less: Billings to date...........................................   (1,177,634)
                                                                   -----------
                                                                   $   (26,741)
                                                                   ===========

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


  Included in the accompanying balance sheet under the following captions:

                                                                March 31, 1999
                                                                --------------
Costs and estimated earnings in excess of billings on
 uncompleted contracts.........................................    $ 39,931
Billings in excess of costs and estimated earnings on
 uncompleted contracts.........................................     (66,672)
                                                                   --------
                                                                   $(26,741)
                                                                   ========

NOTE 7--SEGMENT REPORTING

  The Company has two reportable segments: mechanical/electrical and janitorial. The mechanical/electrical segment offers a single source for designing, installing, maintaining and upgrading a facility's electrical systems as well as providing a facility's mechanical, HVAC and plumbing needs. The janitorial segment provides a wide variety of facility cleaning and maintenance management services nationwide.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income and on earnings before interest, taxes, depreciation and amortization ("EBITDA").

  The Company's reportable segments offer different products and services. Intersegment transactions are accounted for as if they were to third parties, that is, at current market prices. All of the Company's revenues are derived from domestic sources. Each of the acquired companies was acquired as a unit, and the management at the time of the acquisition was retained.

  Prior to January 1, 1999, the Company had three reportable segments: electrical, mechanical and janitorial. Effective January 1, 1999, the Company changed the structure of its internal organization and as a result the Electrical and Mechanical segments have been combined into one reportable segment.

                                  Mechanical
                                and Electrical Janitorial Corporate Consolidated
                                -------------- ---------- --------- ------------
Revenues
  Three months ended:
  March 31, 1999...............    $296,632     $ 54,210   $   --    $  350,842
  March 31, 1998...............      31,970       22,640       --        54,610
Operating income (loss)
  Three months ended:
  March 31, 1999...............      23,849        3,320    (3,202)      23,967
  March 31, 1998...............       2,630          145      (640)       2,135
EBITDA
  Three months ended:
  March 31, 1999...............      28,597        4,661    (3,174)      30,084
  March 31, 1998...............       3,156          421      (640)       2,937
Total assets
  March 31, 1999...............     857,722      126,301   178,097    1,162,120
  March 31, 1998...............     274,362       27,773   418,446      720,581
Working capital
  March 31, 1999...............     163,901       12,435    75,633      251,969
  March 31, 1998...............      34,281          546   412,020      446,847

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


  A reconciliation of consolidated EBITDA to consolidated income before taxes is as follows:

                                                            Three Months Ended
                                                                March 31,
                                                            --------------------
                                                              1999       1998
                                                            ---------  ---------
EBITDA:
  Total segment EBITDA..................................... $  30,084  $  2,937
  Depreciation and amortization............................    (6,117)     (802)
  Other income, net........................................     2,693     6,668
                                                            ---------  --------
    Consolidated income before income taxes................ $  26,660  $  8,803
                                                            =========  ========

NOTE 8--STOCK PURCHASE AND AWARD PLANS

  In connection with business combinations consummated during the period from January 1, 1999 through March 31, 1999 the Company is expected to issue options for an additional 207,800 shares of the Company's Common Stock, under the Company's Long-Term Incentive Plan.

  During the three months ended March 31, 1999 the Company issued 28,994 shares of common stock to employees under the Company's Employee Stock Purchase Plan.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


NOTE 9--NET EARNINGS PER SHARE

  The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three-month periods ended March 31, 1999 and 1998.

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
Basic earnings per share:
  Net income........................................... $    14,733 $     5,081
  Weighted average shares outstanding--Basic...........  45,973,455  32,987,273
                                                        ----------- -----------
  Net income per share--Basic.......................... $      0.32 $      0.15
                                                        =========== ===========
Diluted earnings per share:
  Net income........................................... $    14,733 $     5,081
                                                        =========== ===========
  Weighted average shares outstanding--Basic...........  45,973,455  32,987,273
  Convertible non-voting common stock..................         --      500,000
  Common stock equivalents from stock options and
   warrants............................................     277,080     578,207
  Contingently issuable shares.........................   1,490,423      10,396
                                                        ----------- -----------
  Total weighted average shares outstanding--Diluted...  47,740,958  34,075,876
                                                        ----------- -----------
  Net income per share--Diluted........................ $      0.31 $      0.15
                                                        =========== ===========

  Outstanding stock options and warrants to purchase 5,974,775 shares of Common Stock as of March 31, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the Common Stock during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                 INTRODUCTION

  The following discussion should be read in conjunction with the consolidated historical financial statements, including the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the Company's audited consolidated financial statements for the year ended December 31, 1998 as filed on Form 10-K with the Securities and Exchange Commission on March 29, 1999.

  Founded in February 1997, Building One Services Corporation is a leading provider of facilities services in the United States. The Company completed its initial public offering ("IPO") in December 1997 raising net proceeds of approximately $527 million. The proceeds have been used by the Company primarily in its acquisition program and to finance the Company's repurchase of shares of common stock in its Tender Offer further discussed below.

  On May 11, 1999, the Company completed the repurchase of 24,618,856 shares of its common stock at $22.50 per share for cash and 881,144 shares of common stock underlying stock options at $22.50 per share less the exercise price of the options. Total funds utilized for the repurchase excluding associated fees totaled $560.1 million, which were obtained from the Company's available cash, the net proceeds of $195.5 million from the issuance of $200 million of 10 1/2% senior subordinated notes, $100,000 from the issuance of 7 1/2% convertible subordinated notes to Boss Investment, LLC, an affiliate of Apollo Management, L.P. and borrowings under a new credit facility (the "Credit Facility").

  As a result of the Company's acquisition program, its financial condition and results of operations have changed dramatically from its inception and IPO in December 1997 to March 31, 1999. The Company completed 37 business combinations since our inception. Thirty-four of these business combinations have been accounted for under the purchase method of accounting (the "Purchased Companies") and three of these business combinations consummated during the second quarter of fiscal 1998 have been accounted for under the pooling-of-interests method of accounting (the "Pooled Companies"). The Company's consolidated financial statements give retroactive effect to the three business combinations accounted for under the pooling-of-interests method and include the results of the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates. Due to the Company's growth through acquisitions, comparisons of the historical results of the Company's operations have been and will continue to be affected by the addition of acquired companies. Increases in the various revenues and expense components of the Company's results are, to a large degree, due to growth from acquisitions. Neither the magnitude nor the source of such changes is necessarily indicative of changes that will occur in the future.

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

  The Company believes that it has and will continue to realize savings from the consolidation of insurance and bonding programs, consolidation of certain back office functions for some of its operations and volume purchase discounts from vendors of commodity services and materials and service vehicles. These savings may be partially offset by costs associated with our corporate operations and costs of integrating acquired businesses.

                      CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

  Revenues. Consolidated revenues for the three months ended March 31, 1999 increased $296.2 million, or 542.5%, to $350.8 million from $54.6 million for the three months ended March 31, 1998. This increase was primarily a result of the acquisition of the Purchased Companies, which have been included since their respective dates of acquisition, and to a much lesser extent an increase in the revenues of the Pooled Companies.

  Gross profit. Gross profit for the three months ended March 31, 1999 increased $59.8 million, or 576.0%, to $70.2 million from $10.4 million for the three months ended March 31, 1998. This increase was primarily a result of the acquisition of the Purchased Companies and to a much lesser extent an increase in gross profit at the Pooled Companies. Gross profit as a percentage of revenues ("gross margin") increased to 20.0% for the three months ended March 31, 1999 from 19.0% for the three months ended March 31, 1998. This increase in the gross margin was attributable to the higher gross margins of the Purchased Companies.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 1999 increased $34.8 million, or 440.5%, to $42.7 million from $7.9 million for the three months ended March 31, 1998. This increase was primarily attributable to the selling, general and administrative expenses of the Purchased Companies, and the general and administrative costs of the Company's corporate activities. Selling, general and administrative expenses as a percentage of revenues decreased to 12.2% for the three months ended March 31, 1999 from 14.5% for the three months ended March 31, 1998.

  Goodwill amortization. Goodwill amortization for the three months ended March 31, 1999 increased $3.2 million, or 970.7%, to $3.5 million from $0.3 million for the three months ended March 31, 1998. This increase was a result of the acquisition of the Purchased Companies.

  Other income, net. Other income, net for the three months ended March 31, 1999 decreased $4.0 million, or 59.7%, to $2.7 million from other income of $6.7 million for the three months ended March 31, 1998. This decrease was primarily attributable to the use of cash from the Company's IPO to acquire the Purchased Companies.

  Provision for income taxes. The provision for income taxes for the three months ended March 31, 1999 increased to $11.9 million from $3.7 million for the three months ended March 31, 1998, reflecting an effective tax rate of 44.7% and 42.3% respectively. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus companies acquired under the pooling-of-interests method which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company. Additionally, the 44.7% effective rate reflects the non-deductibility of goodwill amortization associated with certain acquisitions.

                        LIQUIDITY AND CAPITAL RESOURCES

  During the three months ended March 31, 1999, net cash provided by operating activities was approximately $11.7 million. Net cash used in investing activities for the three months ended was $50.9 million, which primarily consisted of $45.3 million used for acquisitions. Net cash provided by financing activities for the three months ended March 31, 1999 was $0.4 million, which consisted primarily of net proceeds on short-term debt of $0.3 million, net proceeds on long-term debt of $0.5 million, and $0.8 million of distributions to minority partners of a 50% owned entity.


  The Company acquired eight businesses during the three months ended March 31, 1999. Aggregate consideration for these acquisitions consisted of 1,002,507 shares of common stock and $48,782 in cash.

  In conjunction with the acquisitions consummated during the three months ended March 31, 1999 and during the year ended 1998, the Company has entered into contingent consideration agreements of up to an estimated $148.6 million in cash and shares of common stock based upon the performance of certain of the businesses acquired. As of May 14, 1999 $59 million of consideration has been earned, of which $23.5 million has been paid in cash. The Company expects that approximately $52 million of additional contingent consideration will become payable in 1999, of which approximately $34 million will be payable in cash.

  As previously discussed, on May 11, 1999, the Company completed the repurchase of 24,618,856 shares of its common stock at $22.50 per share for cash and 881,144 shares of common stock underlying stock options at $22.50 per share less the exercise price per share of the options. Total funds utilized for the repurchase totaled $560.1 million, which were obtained from the Company's available cash, the net proceeds of $195.5 million from the issuance of $200 million of 10 1/2% senior subordinated notes, $100,000 from the issuance of 7 1/2% convertible subordinated notes to Boss Investment, LLC, an affiliate of Apollo Management, L.P., and borrowings under the Credit Facility.

  Interest on the senior subordinated notes in the amount of 10 1/2% will be paid semi-annually on May 1 and November 1 of each year and the notes will mature on May 1, 2009. The senior subordinated notes are unsecured and guaranteed by our domestic subsidiaries and rank junior to the Credit Facility.

  The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2002 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company can redeem up to 35% of the outstanding senior subordinated notes with money raised in one or more equity offerings under certain circumstances. Upon a change of control of the company, the holders of the senior subordinated notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

  Additionally, the indenture governing the senior subordinated notes contains certain covenants that restrict, among other things, our ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of our assets or merge or consolidate with another entity.

  The convertible subordinated notes will mature on May 1, 2012 and provide for interest payments at a rate of 7.5% to be paid in additional convertible subordinated notes or cash, at our election, for the first five years after their issuance, and in cash thereafter. The holders of a majority of the outstanding principal amount of the convertible subordinated notes, however, will have the right to require the payment of interest in cash after the third and through the fifth anniversary of the issuance of the convertible subordinated notes. In addition, the provisions of the Credit Facility and the indenture for the senior subordinated notes limit our ability to pay cash interest payments.

  The convertible subordinated notes will be convertible into shares of our common stock at an initial conversion price of $22.50 per share plus all accrued and unpaid interest. Assuming conversion of the principal amount of the convertible subordinated notes and assuming all interest is paid in cash, Boss Investment will have the right to acquire upon conversion of 4,444,444 shares or 17% of the shares outstanding as of May 14, 1999. If the convertible subordinated notes are converted prior to the fifth anniversary of their issuance, the amount converted into shares will include additional interest that would have accrued or been paid from the date of conversion through the fifth anniversary of the issuance of the convertible subordinated notes. However, unless the conversion is in connection with a change of control, the additional interest will not exceed a total of 30 months of interest. We will adjust the conversion price under certain circumstances, including the issuance of shares at a price below the conversion price of the convertible subordinated notes or below the then fair market value of a share.

  The indenture for the convertible subordinated notes limits our ability to, among other things, incur additional indebtedness, pay dividends, repurchase securities or repay certain other indebtedness. We have agreed to seek stockholder approval of amendments to our restated certificate of incorporation that would authorize the holders of the convertible subordinated notes to vote together with the holders of shares on all of the matters submitted to stockholders for a vote and to elect three of our directors (or, if the Board has more than ten directors, no less than 30% of the directors). The holders of the convertible subordinated notes will be entitled to cast the number of votes that they would be entitled to cast if they had converted the convertible subordinated notes into shares. If this amendment is not enacted by July 25, 1999, the interest rate on the convertible subordinated notes will increase to 12.5%, but will revert back to 7.5% after the amendment is enacted.

   The Credit Facility consists of a $125.0 million term loan and a $225.0 million revolving credit facility, in each case maturing five years after the date of the borrowing. The Credit Facility provides for certain mandatory repayments of the outstanding indebtedness. As of May 14, 1999, the Company had $158 million of availability under its Credit Facility.

  The credit facility bears interest at the sum of the (i) applicable margin and (ii) at the option of the company, either the "base rate" or the "eurodollar rate" (as defined in the credit facility). The base rate will be the higher of (i) the rate that Bankers Trust Company announces from time to time as its prime lending rate, as in effect from time to time, and (ii) 1/2 of 1% in excess of the overnight federal funds rate. The applicable margin will be a percentage per annum equal to (i) in the case of term loans maintained as (x) base rate loans, 2.00%, and (y) eurodollar rate loans, 3.00%, and (ii) in the case of revolving loans maintained as (x) base rate loans, 1.50%, and (y) eurodollar rate loans, 2.50%, in each case subject to step-downs to be determined based on certain levels of financial performance. The company must also pay a commitment fee in the amount of 0.50% per year on the daily average unused portion of the credit facility, subject to step-downs based upon financial performance. In addition, the commitment fee percentage will be increased by 0.25% at all times that the total unutilized commitments under the revolving credit facility exceed 75% of the sum of (x) the total revolving commitment then in effect plus (y) the aggregate outstanding principal amount of the term loan. The credit facility will provide for certain mandatory repayments of the outstanding indebtedness.

  The Credit Facility includes a number of significant covenants that impose restrictions on us and our subsidiaries. These covenants include, among others, restrictions on our ability to incur additional indebtedness and pay the interest on Boss Investment's convertible subordinated notes in cash, and restrictions on mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments, dividends and other distributions and voluntary prepayments of indebtedness. In addition, we are required to comply with financial covenants with respect to minimum interest coverage and maximum leverage ratios.

  The Company needs funds for general corporate purposes, including to pay interest on the senior subordinated notes, the convertible subordinated debenture and the Credit Facility, to pay contingent consideration required by the terms of certain acquisition agreements and to make future acquisitions and capital expenditures. We anticipate that our cash flow from operations and borrowings available under the Credit Facility will be sufficient to meet these liquidity requirements over the next twelve months.

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

                                   INFLATION

  The Company does not believe that inflation has had a material impact on its results of operations during the three months ended March 31, 1999.

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

  State of Readiness. Since its IPO in December 1997, the Company has acquired 37 companies offering mechanical, electrical and janitorial services. The due diligence relating to the Year 2000 issue that was performed on these companies did not reveal any significant internal operating systems issues. In addition, such due diligence revealed that most of the acquired companies have addressed the Year 2000 issue, but are in different phases of assessment and remediation. Accordingly, the Company is currently in the process of completing a comprehensive survey to be completed by management of the Company's operating subsidiaries to ensure that the Company's operating subsidiaries are adequately addressing, or have adequately addressed, the Year 2000 issue.

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

                   FACTORS AFFECTING THE COMPANY'S BUSINESS

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in other public filings. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

    (7)The net offering proceeds were approximately $527,000,000.


Item 5. Other Events

  Effective April 30, 1999, the Company's Board of Directors was expanded to ten members and the three designees of Boss Investment, Andrew Africk, Michael Gross and Brooks Newmark, were appointed to the Board of Directors. Also effective April 30, 1999, David Ledecky and Thomas D. Heule resigned from the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    10.1Termination Letter Agreement

    11.1Statement regarding computation of net income per share

    27Financial Data Schedule

  (b) Reports on Form 8-K. During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

    i. Form 8-K dated February 8, 1999 and filed with the Commission on February 10, 1999 reporting information under Items 5 and 7.

    ii. Form 8-K dated February 18, 1999 and filed with the Commission on February 18, 1999 reporting information under Items 5 and 7. The Company filed its restated consolidated financial statements for the years ended December 31, 1997 and 1996 and as of December 31, 1997 to reflect under the purchase method of accounting certain acquisitions previously accounted for under the pooling-of-interests method of accounting as a result of the Company's decision to repurchase shares of its common stock.

    iii. Form 8-K dated March 23, 1999 and filed with the Commission on March 23, 1999 reporting information under Items 5 and 7.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Building One Services Corporation

                                                      Joseph M. Ivey
May 17, 1999                              By:__________________________________
-----------
                                                      Joseph M. Ivey
  Date
                                                  Chief Executive Officer


                                                    Timothy C. Clayton
May 17, 1999                              By:__________________________________
-----------
                                                    Timothy C. Clayton
  Date
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

 No.                            Exhibit                             Page
 ---  -----------------------------------------------------------   ----
 10.1 Employment Agreement between David Ledecky and Building One
 11.1 Statement regarding computation of net income per share
 27   Financial Data Schedule