Form 10-Q
period 1999-06-30
BUILDING ONE SERVICES CORP
filed 1999-08-16
CIK 1046304

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

  For the quarterly period ended June 30, 1999

  OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from      to

                        Commission File Number 0-23241

                       BUILDING ONE SERVICES CORPORATION
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                       52-2054952
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        110 Cheshire Lane, Suite 210
               Minnetonka, MN                                      55305
  (Address of principal executive offices)                       (Zip Code)

                                (612) 249-4900
             (Registrant's telephone number, including area code)

                    800 Connecticut Avenue, NW, Suite 1111
                               Washington, D.C.
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of August 13, 1999, there were 25,229,198 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       BUILDING ONE SERVICES CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheet as of June 30, 1999 and December 31,
   1998...............................................................     1

  Consolidated Statement of Operations for the three and six months
   ended June 30, 1999 and 1998.......................................     2

  Consolidated Statement of Stockholders' Equity for the six months
   ended June 30, 1999................................................     3

  Consolidated Statement of Cash Flows for the six months ended June
   30, 1999 and 1998..................................................     4

  Notes to Consolidated Financial Statements..........................     5

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    13

Item 3. Quantitative and Qualitative Disclosures about Market Risk....    20

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.....................    21

Item 5. Other Information.............................................    21

Item 6. Exhibits and Reports on Form 8-K..............................    21

Signatures............................................................    22

Exhibit Index.........................................................   (i)

                                      (i)

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                       BUILDING ONE SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)

                                                        June 30,    December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $   18,032    $  213,096
  Accounts receivable, net............................    315,843       246,623
  Costs and estimated earnings in excess of billings
   on uncompleted contracts...........................     42,238        25,441
  Prepaid expenses and other current assets...........     28,688        17,108
                                                       ----------    ----------
    Total current assets..............................    404,801       502,268
Property and equipment, net...........................     52,456        38,967
Intangible assets, net................................    651,325       496,381
Other assets..........................................      6,037         6,306
                                                       ----------    ----------
    Total assets...................................... $1,114,619    $1,043,922
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................... $    4,332    $    2,167
  Accounts payable....................................     85,283        75,029
  Billings in excess of costs and estimated earnings
   on uncompleted contracts...........................     70,376        58,773
  Accrued compensation................................     35,480        27,737
  Accrued liabilities.................................     47,878        31,172
                                                       ----------    ----------
    Total current liabilities.........................    243,349       194,878
Long-term debt........................................    506,547         3,287
Other liabilities.....................................      4,448         8,220
                                                       ----------    ----------
    Total liabilities.................................    754,344       206,385
                                                       ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 11,000,000 autho-
   rized; none issued or
   outstanding........................................        --            --
  Common stock, $.001 par value; 250,000,000 shares
   authorized; 22,254,167 and 45,258,946 shares issued
   and outstanding, respectively .....................         22            45
  Additional paid-in capital..........................    288,393       832,514
  Treasury stock......................................        --        (41,832)
  Retained earnings...................................     71,951        47,255
  Accumulated other comprehensive income (loss).......        (91)         (445)
                                                       ----------    ----------
    Total stockholders' equity........................    360,275       837,537
                                                       ----------    ----------
    Total liabilities and stockholders' equity........ $1,114,619    $1,043,922
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------
Revenues...................... $  436,804  $  171,661  $  787,646  $  226,271
Cost of revenues..............    350,713     134,999     631,405     179,232
                               ----------  ----------  ----------  ----------
    Gross profit..............     86,091      36,662     156,241      47,039
Selling, general and adminis-
 trative expenses.............     49,775      22,530      92,489      30,448
Goodwill amortization.........      3,804       1,647       7,273       1,971
Restructuring and recapitali-
 zation charges (Note 6)......      8,020         --        8,020         --
                               ----------  ----------  ----------  ----------
    Operating income..........     24,492      12,485      48,459      14,620
Other (income) expense:
  Interest income.............     (1,698)     (5,107)     (4,206)    (11,763)
  Interest expense............      8,122         227       8,218         326
  Other, net..................       (118)       (207)       (399)       (318)
                               ----------  ----------  ----------  ----------
Income before provision for
 income taxes.................     18,186      17,572      44,846      26,375
Provision for income taxes....      8,223       7,526      20,150      11,248
                               ----------  ----------  ----------  ----------
Net income.................... $    9,963  $   10,046  $   24,696  $   15,127
                               ==========  ==========  ==========  ==========
Net income per Common Share--
 Basic........................ $     0.29  $     0.26  $     0.61  $     0.42
                               ==========  ==========  ==========  ==========
Net income per Common Share--
 Diluted...................... $     0.28  $     0.25  $     0.59  $     0.41
                               ==========  ==========  ==========  ==========
Weighted average shares out-
 standing--Basic.............. 34,553,258  38,674,147  40,231,809  35,846,420
                               ==========  ==========  ==========  ==========
Weighted average shares out-
 standing-- Diluted........... 38,289,669  39,661,566  42,989,205  36,884,151
                               ==========  ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 1999
                             (Dollars in thousands)
                                  (unaudited)

                             Common Stock
                          -------------------
                                                                             Accumulated
                                              Additional                        Other         Total         Total
                            Shares             Paid-in-  Treasury  Retained Comprehensive Stockholders' Comprehensive
                          Outstanding  Amount  Capital    Stock    Earnings Income (loss)    Equity        Income
                          -----------  ------ ---------- --------  -------- ------------- ------------- -------------
Balance, December 31,
 1998...................   45,258,946   $45    $832,514  $(41,832) $47,255      $(445)      $837,537
Stock issued upon
 exercise of options....       27,302               132                                          132
Issuance of common stock
 for acquisitions.......    1,525,549     2      22,112                                       22,114
Stock issued under
 employee stock purchase
 plan...................       60,210               802                                          802
Contingently Issuable
 Shares.................                         35,015                                       35,015
Repurchase of shares in
 Tender Offer (See Note
 3).....................  (24,617,840)  (25)   (562,979)                                    (563,004)
Compensation expense
 related to options
 repurchased in Tender
 Offer..................                          2,629                                        2,629
Cancellation of Treasury
 Stock..................                        (41,832)   41,832
Unrealized gain on
 marketable securities--
 net of tax of $237.....                                                          354            354       $   354
Net income..............                                            24,696                    24,696        24,696
                                                                                                           -------
Total comprehensive
 income.................                                                                                   $25,050
                          -----------   ---    --------  --------  -------      -----       --------       =======
Balance, June 30, 1999..   22,254,167   $22    $288,393  $    --   $71,951      $ (91)      $360,275
                          ===========   ===    ========  ========  =======      =====       ========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                            Six months ended
                                                                June 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash flows from operating activities:
 Net income................................................ $ 24,696  $ 15,127
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization............................   13,107     3,515
  Amortization of debt issuance costs......................      609       --
  Compensation expense related to options exercised........    2,629       --
  Changes in operating assets and liabilities:
   Accounts receivable.....................................  (40,734)  (10,818)
   Costs and estimated earnings in excess of billings......  (10,497)    3,858
   Prepaid expenses and other current assets...............   (9,897)     (935)
   Billings in excess of costs and estimated earnings......    4,780     6,616
   Accounts payable........................................    1,897     3,171
   Accrued liabilities.....................................    6,092       668
  Change in other assets...................................      866      (523)
                                                            --------  --------
    Net cash (used in) provided by operating activities....   (6,452)   20,679
                                                            --------  --------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired..........  (57,005) (163,631)
 Payment of contingent consideration.......................  (31,124)      --
 Purchases of property and equipment.......................  (13,043)   (3,513)
 Proceeds on sale of equipment.............................      253       674
 Other.....................................................     (324)       52
                                                            --------  --------
    Net cash used in investing activities.................. (101,243) (166,418)
                                                            --------  --------
Cash flows from financing activities:
 Net proceeds (payments) on short-term debt................   (1,873)  (29,184)
 Payments on long-term debt................................   (3,530)  (26,670)
 Proceeds from long-term debt..............................  504,648     1,897
 Payment of debt issuance costs............................  (22,219)      --
 Repurchase of common stock including related expenses..... (564,407)      --
 Distribution of S-Corp earnings...........................      --       (446)
 Proceeds (payments) on related party loans................      (80)      666
 Distribution to Minority Shareholders.....................     (842)      --
 Proceeds from stock options exercised.....................      132       217
 Proceeds from issuance of stock under employee stock
  purchase plan............................................      802       --
                                                            --------  --------
    Net cash used in financing activities..................  (87,369)  (53,520)
                                                            --------  --------
Net decrease in cash and cash equivalents.................. (195,064) (199,259)
Cash and cash equivalents, beginning of period.............  213,096   528,972
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 18,032  $329,713
                                                            ========  ========
The Company issued shares of common stock and cash in connection with certain business combinations during the six months ended June 30, 1999 and 1998, respectively. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:
Accounts receivable........................................ $ 28,378  $109,961
Inventories................................................      753     1,317
Costs and earnings in excess of billings...................    6,643    17,913
Prepaid expenses and other current assets..................      745     4,790
Property and equipment.....................................    6,756    18,407
Intangible assets..........................................   60,949   347,730
Other assets...............................................    2,686     6,839
Short-term debt............................................   (3,771)  (23,103)
Accounts payable...........................................   (8,376)  (28,041)
Accrued liabilities........................................   (7,572)  (30,882)
Billings in excess of costs and estimated earnings.........   (6,667)  (36,874)
Long-term debt.............................................   (1,163)  (37,774)
Other long-term liabilities................................     (242)   (2,800)
                                                            --------  --------
Net assets acquired........................................ $ 79,119  $347,483
                                                            ========  ========
These acquisitions were funded as follows:
Common stock, 1,525,549 and 12,344,726 shares,
 respectively.............................................. $ 22,114  $183,852
Cash, net of cash acquired.................................   57,005   163,631
                                                            --------  --------
                                                            $ 79,119  $347,483
                                                            ========  ========

During the six months ended June 30, 1999 the Company accrued $9,905 as additional purchase price under contingent consideration arrangements.
         See accompanying notes to consolidated financial statements.

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

  The interim financial data as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and June 30, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  There were no significant changes in the accounting policies of the Company during the interim periods presented. For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 3--RECAPITALIZATION PLAN

  On May 11, 1999, the Company completed its Recapitalization Plan which included the repurchase of 24,617,840 shares of its common stock ("Common Stock") at $22.50 per share for cash and 883,573 shares of the Company's Common Stock underlying stock options at $22.50 per share less the exercise price per share of the options in a tender offer (the "Tender Offer"). Funds utilized for the repurchase totaled $560,084, which were obtained from the Company's available cash, the net proceeds of $195,492 from the issuance of $200,000 of 10 1/2% senior subordinated notes, $100,000 from the issuance of 7 1/2% convertible junior subordinated debentures to Boss Investment LLC, an affiliate of Apollo Management, L.P. and borrowings under a new credit facility. See Note 5 for unaudited pro forma statement of operations data for the three and six month periods ended June 30, 1999 and June 30, 1998 which assumes that the Recapitalization Plan was consummated on January 1, 1998.

  As a result of the Company allowing for the exchange of employee stock options in the Tender Offer, compensation expense of $2,770 ($1,578 after the associated tax benefit) was recognized and is included in the restructuring and recapitalization charges recorded in the three months ended June 30, 1999. Additionally, $4,323 of expenses were incurred in connection with the Tender Offer which have been reflected as a reduction of stockholders' equity.

NOTE 4--BUSINESS COMBINATIONS

 Purchase Acquisitions

  During the six months ended June 30, 1999, the Company completed twelve business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired businesses from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 1,525,549 shares of the Company's Common Stock and $60,976 in cash, including applicable

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

professional fees. The aggregate purchase price does not include the potential payment of contingent consideration of up to approximately $15,650 in cash and shares of the Company's Common Stock based upon the performance of the businesses acquired.

  The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of approximately $60,838. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares on certain acquisitions was determined in consideration of various restrictions on the sale and transferability of the shares issued.

 Contingently Issuable Shares

  In conjunction with acquisitions consummated in 1998, the Company entered into certain contingent consideration agreements which provide for the payment of approximately $137,437 in cash and shares of common stock based on the performance of such acquired companies. During the six months ended June 30, 1999, $79,935 of consideration under these agreements had been earned consisting of 2,288,070 shares of common stock and $41,029 of cash. Accordingly, additional goodwill in the amount of $75,695 was recorded. During the six months ended June 30, 1999, $31,124 of cash was paid under these agreements. The remaining cash amount payable of $9,905 has been reflected as a liability as of June 30, 1999 and the additional paid-in capital associated with the shares to be issued has been reflected as Contingently Issuable Shares in the Statement of Stockholders' Equity. These Contingently Issuable Shares have been included in the weighted average shares outstanding for purposes of computing basic and diluted earnings per share for the three and six months ended June 30, 1999.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

NOTE 5--UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

  The following unaudited pro forma results of operations give effect to the Company's Recapitalization Plan, including the Tender Offer, the financing of the Tender Offer, acquisitions completed during the year ended December 31, 1998 and the six months ended June 30, 1999 as if they had been consummated on January 1, 1998, and the effects of certain other pro forma adjustments to the historical financial statements. Additionally, net income per common share is also presented excluding the restructuring and recapitalization charges.

                                   Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------
Revenues...................... $  436,804  $  366,332  $  810,062  $  702,443
Cost of revenues..............    350,713     293,196     649,653     568,711
                               ----------  ----------  ----------  ----------
    Gross profit..............     86,091      73,136     160,409     133,732
Selling, general and
 administrative expenses......     49,775      40,137      95,477      79,534
Goodwill amortization.........      3,804       3,316       7,458       6,624
Restructuring and
 recapitalization charges.....      8,020                   8,020
                               ----------  ----------  ----------  ----------
    Operating income..........     24,492      29,683      49,454      47,574
Other (income) expense:
  Interest income.............       (229)                   (246)
  Interest expense............     11,085      10,973      21,914      21,946
  Other, net..................       (118)       (557)       (615)     (2,883)
                               ----------  ----------  ----------  ----------
Income before taxes...........     13,754      19,267      28,401      28,511
Provision for income taxes....      6,450       8,906      13,646      13,778
                               ----------  ----------  ----------  ----------
Net income.................... $    7,304  $   10,361  $   14,755  $   14,733
                               ==========  ==========  ==========  ==========
Net income per common share--
 Basic........................ $     0.31  $     0.48  $     0.65  $     0.68
                               ==========  ==========  ==========  ==========
Net income per common share--
 Diluted......................       0.29        0.43        0.60        0.64
                               ==========  ==========  ==========  ==========
Weighted average shares
 outstanding--Basic........... 23,732,230  21,578,216  22,826,346  21,578,216
                               ==========  ==========  ==========  ==========
Weighted average shares
 outstanding--Diluted......... 28,982,682  26,611,923  28,492,774  26,509,298
                               ==========  ==========  ==========  ==========
Excluding restructuring and
 reacapitalization charges:
Net income per common share -
 Basic........................ $     0.51              $     0.86
                               ==========              ==========
Net income per common share -
 Diluted...................... $     0.46              $     0.77
                               ==========              ==========

  Net income per common share--Basic is calculated based upon the weighted average shares outstanding assuming the repurchase of 24,617,840 shares occurred as of January 1, 1998. Net income per common share--Diluted is calculated based upon net income adjusted for a reduction in interest expense assuming conversion of the convertible junior subordinated debentures and weighted average shares outstanding adjusted for the conversion of the convertible junior subordinated debentures into 4,444,444 shares of common stock plus the dilution attributable to options and warrants and contingently issuable shares.

  The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the Recapitalization Plan, the Tender Offer and the acquisitions occurred as of January 1, 1998 or the results that may occur in the future.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


NOTE 6--RESTRUCTURING AND RECAPITALIZATION CHARGES

  During the three months ended June 30, 1999, the Company incurred restructuring and recapitalization charges of $8,020.

Recapitalization charges

As discussed in Note 3, the Company completed its Recapitalization Plan involving the repurchase of 24,617,840 shares of its Common Stock and 883,573 shares of Common Stock underlying stock options. In conjunction with the recapitalization, compensation expense of $2,770 was recognized for stock options exercised and the underlying shares of Common Stock repurchased by the Company.

Restructuring charges

  In the second quarter of 1999, the Company's Board of Directors approved and the Company announced a restructuring plan which included a relocation of the Company's corporate headquarters and integration of the janitorial and maintenance management operations. Over the three months ended June 30, 1999 and continuing into the third quarter, the corporate headquarters was relocated from Washington, D.C. to Minneapolis, Minnesota. In addition, certain back office operations of the janitorial and maintenance management service operations are being consolidated into two locations.

  The restructuring costs include costs directly related to the Company's restructuring in accordance with EITF No. 94-3 which provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs.

  As a result of these restructuring plans, the Company has incurred severance costs for certain employees, identified certain assets which are no longer of service and incurred certain lease termination costs.

   The following table sets forth a summary of these restructuring costs for the period.

                                                   Corporate   Janitorial
                                                  Headquarters Operations Total
                                                  ------------ ---------- ------
Severance........................................    $3,530        $900    4,430
Impaired assets..................................        55         520      575
Lease costs......................................       205          40      245
                                                     ------      ------   ------
Total............................................    $3,790      $1,460   $5,250
                                                     ======      ======   ======

  Included in the $5,250 restructuring charge are $4,600 of cash costs and $650 in non-cash related costs. Approximately $1,600 of the restructuring change had not been paid as of June 30, 1999 but is anticipated to be paid by the end of 1999. The Company anticipates annual savings of approximately $2,800 as a result of the restructuring.


NOTE 7--LONG TERM DEBT

  In connection with the repurchase of Common Stock under the Recapitalization Plan and Tender Offer, the Company issued $200,000 of 10 1/2% senior subordinated notes, $100,000 of 7 1/2% convertible junior subordinated debentures and entered into a new credit facility to fund the repurchase. The following is a summary of these financing sources obtained in connection with the Recapitalization Plan.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


10 1/2% Senior Subordinated Notes

  In April 1999, the Company completed a private placement offering of $200,000 of 10 1/2% senior subordinated notes. The senior subordinated notes are unsecured, guaranteed by our domestic subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The senior subordinated notes were issued at 97.746%, or a discount of $4,508, which is being amortized over the term of the notes. Additionally, debt issuance costs of $8,147 were incurred in connection with the offering, are classified as intangible assets and are being amortized over the 10-year term of the notes.

  The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2002 at specified redemption prices, plus accrued interest. At any time before May 1, 2002, the Company can redeem up to 35% of the outstanding senior subordinated notes with money raised in one or more equity offerings under certain circumstances. Upon a change in control of the Company, the holders of the senior subordinated notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

  The indenture governing the senior subordinated notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

  The Company is offering to exchange the unregistered notes for registered notes.

7 1/2% Convertible Junior Subordinated Debentures

  The convertible junior subordinated debentures mature on May 1, 2012 and provide for interest payments at a rate of 7 1/2% to be paid in additional convertible junior subordinated debentures or cash, at the Company's election, for the first five years after their issuance, and in cash thereafter. The holders of a majority of the outstanding principal amount of the convertible junior subordinated debentures, however, will have the right to require the payment of interest in cash after the third and through the fifth anniversary of the issuance of the convertible junior subordinated debentures. In addition, the provisions of the credit facility and the indenture for the senior subordinated notes limit the Company's ability to pay cash interest payments. Additionally, debt issuance costs of $4,634 were incurred in connection with the debentures, are classified as intangible assets and are being amortized over the 13-year term of the debentures.

  The convertible junior subordinated debentures will be convertible into shares of Common Stock at an initial conversion price of $22.50 per share plus all accrued and unpaid interest. If the convertible junior subordinated debentures are converted prior to the fifth anniversary of their issuance, the amount converted into shares will include additional interest that would have accrued or been paid from the date of conversion through the fifth anniversary of the issuance of the convertible junior subordinated debentures. However, unless the conversion is in connection with a change of control, the additional interest will not exceed a total of 30 months of interest. The Company will adjust the conversion price under certain circumstances, including the issuance of shares at a price below the conversion price of the convertible junior subordinated debentures or below the then fair market value of a share.

  The indenture for the convertible junior subordinated debentures limits the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase securities or repay certain other indebtedness. The Company's amended and restated certificate of incorporation authorizes the holders of the convertible junior subordinated debentures to vote together with the holders of shares on all of the matters submitted to stockholders for a vote and to elect as a class three of the Company's directors (or, if the Board has

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

more than ten directors, no less than 30% of the directors). The holders of the convertible junior subordinated debentures will be entitled to cast the number of votes that they would be entitled to cast if they had converted the convertible junior subordinated debentures into shares of Common Stock.

Credit Facility

  The Company's credit facility, which is with a syndicate of banks led by Bankers' Trust Company, consists of a $125,000 term loan and a $225,000 revolving credit facility and matures in April 2004. As of June 30, 1999 the Company had $207,188 of borrowings under this facility. The revolving credit facility bears interest at various rates which are subject to change based on certain levels of financial performance. The weighted average interest rate on the borrowings outstanding under the credit facility was 7.76% as of June 30, 1999. Debt issuance costs of $9,438 were incurred in connection with this new credit facility and are being amortized over the 5-year term of the credit facility. The credit facility includes a number of significant covenants including, among others, restrictions on the Company's ability to incur additional indebtedness, restrictions on mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments, dividends and other distributions and voluntary prepayments on indebtedness. Additionally, the Company is required to comply with certain financial covenants with respect to minimum interest coverage and maximum leverage ratios. As of June 30, 1999, the Company was in compliance with all covenants.

  The fair value of the senior subordinated notes as of June 30, 1999 approximated $189,000. The estimated fair value of the convertible junior subordinated debentures and the credit facility approximates its carrying value.

NOTE 8--COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                  June 30, 1999
                                                                  -------------
Costs incurred on uncompleted contracts..........................  $ 1,091,964
Estimated earnings...............................................      192,595
                                                                   -----------
                                                                     1,284,559
Less: Billings to date...........................................   (1,312,697)
                                                                   -----------
                                                                   $   (28,138)
                                                                   ===========

  Included in the accompanying balance sheet under the following captions:

                                                                 June 30, 1999
                                                                 -------------
Costs and estimated earnings in excess of billings on
 uncompleted contracts..........................................   $ 42,238
Billings in excess of costs and estimated earnings on
 uncompleted contracts..........................................    (70,376)
                                                                   --------
                                                                   $(28,138)
                                                                   ========

NOTE 9--SEGMENT DATA

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

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


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

  Prior to January 1, 1999, the Company had three reportable segments: mechanical, electrical and janitorial. Effective January 1, 1999, the Company changed the structure of its internal organization and as a result the mechanical and electrical segments have been combined into one reportable segment.

                                 Mechanical
                               and Electrical Janitorial Corporate Consolidated
                               -------------- ---------- --------- ------------
Revenues
  Three months ended:
  June 30, 1999...............   $ 378,731     $ 58,073   $   --    $  436,804
  June 30, 1998...............     132,421       39,240       --       171,661
  Six months ended:
  June 30, 1999...............     675,363      112,283       --       787,646
  June 30, 1998...............     164,392       61,879       --       226,271
Operating income (loss)
  Three months ended:
  June 30, 1999...............      31,071        3,248    (9,827)      24,492
  June 30, 1999 (before
   restructuring
   and recapitalization
   charges)...................      31,071        4,708    (3,267)      32,512
  June 30, 1998...............      12,233        2,592    (2,340)      12,485
  Six months ended:
  June 30, 1999...............      54,920        6,568   (13,029)      48,459
  June 30, 1999 (before
   restructuring
   and recapitalization
   charges)...................      54,920        8,028    (6,469)      56,479
  June 30, 1998...............      14,878        2,722    (2,980)      14,620
EBITDA
  Three months ended:
  June 30, 1999...............      36,714        4,559    (9,789)      31,484
  June 30, 1999 (before
   restructuring
   and recapitalization
   charges)...................      36,714        6,019    (3,229)      39,504
  June 30, 1998...............      14,406        3,663    (2,870)      15,199
  Six months ended:
  June 30, 1999...............      65,307        9,221   (12,961)      61,567
  June 30, 1999 (before
   restructuring
   and recapitalization
   charges)...................      65,307       10,681    (6,401)      69,587
  June 30, 1998...............      17,562        4,084    (3,510)      18,136
Total assets
  June 30, 1999...............     908,145      133,390    73,084    1,114,619
  June 30, 1998...............     387,912      105,639   409,482      903,033
Working capital
  June 30, 1999...............     143,672       10,015     7,765      161,452
  June 30, 1998...............      68,781        8,897   294,542      372,220

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


  A reconciliation of consolidated EBITDA to consolidated income before taxes is as follows:

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        1999       1998       1999      1998
                                      ---------  ---------  --------  --------
EBITDA:
  Total segment EBITDA............... $  31,484  $  15,199  $ 61,568  $ 18,136
  Depreciation and amortization......    (6,992)    (2,714)  (13,109)   (3,516)
  Interest (expense) income, net.....    (6,306)     5,087    (3,613)   11,755
                                      ---------  ---------  --------  --------
    Consolidated income before income
     taxes........................... $  18,186  $  17,572  $ 44,846  $ 26,375
                                      =========  =========  ========  ========

NOTE 10 -- EARNINGS PER SHARE

  The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six-month periods ended June 30, 1999 and 1998.

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                ----------------------- -----------------------
                                   1999        1998        1999        1998
                                ----------- ----------- ----------- -----------
Basic earnings per share:
  Net income................... $     9,963 $    10,046 $    24,696 $    15,127
  Weighted average shares
   outstanding--Basic..........  34,553,258  38,674,147  40,231,809  35,846,420
                                ----------- ----------- ----------- -----------
  Net income per share--Basic.. $      0.29 $      0.26        0.61        0.42
                                =========== =========== =========== ===========
Diluted earnings per share:
  Net income................... $     9,963 $    10,046 $    24,696 $    15,127
  Plus: Interest expense on 7
   1/2% convertible junior
   subordinated debentures and
   related amortization expense
   on debt issue costs net of
   applicable income taxes.....         785                     785
                                ----------- ----------- ----------- -----------
  Net income on an as if
   converted basis.............      10,748      10,046      25,481      15,127
                                =========== =========== =========== ===========
  Weighted average shares
   outstanding--Basic..........  34,553,258  38,674,147  40,231,809  35,846,420
  Convertible non-voting common
   stock.......................                 500,000                 500,000
  Common stock equivalents from
   stock options and warrants..      98,139     391,078     187,116     489,560
  Contingently issuable
   shares......................     707,869      96,341   1,096,984      48,171
  Convertible junior
   subordinated debentures, on
   an as if converted basis       2,930,403               1,473,296
                                ----------- ----------- ----------- -----------
  Total weighted average shares
   outstanding--Diluted........  38,289,669  39,661,566  42,989,205  36,884,151
                                ----------- ----------- ----------- -----------
  Net income per share--
   Diluted..................... $      0.28 $      0.25 $      0.59 $      0.41
                                =========== =========== =========== ===========

  Outstanding stock options and warrants to purchase 6,155,464 shares of Common Stock as of June 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the Common Stock during the period.

NOTE 11 - SUBSEQUENT EVENTS

  Subsequent to June 30, 1999 and through August 13, 1999, the Company completed five business combinations for an aggregate consideration of 1,407,626 shares of Common Stock and approximately $30,540 in cash. Additionally, there is the potential for the payment of up to an additional $23,900 in cash and shares of Common Stock in connection with contingent consideration arrangements.

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

  On May 11, 1999, the Company completed the repurchase of 24,617,840 shares of its Common Stock at $22.50 per share for cash and 883,573 shares of Common Stock underlying stock options at $22.50 per share less the exercise price of the options. Total funds utilized for the repurchase excluding associated fees totaled $560.1 million, which were obtained from the Company's available cash, the net proceeds of $195.5 million from the issuance of $200 million of 10 1/2% senior subordinated notes, $100 million from the issuance of 7 1/2% convertible junior subordinated debentures to Boss Investment, LLC, an affiliate of the private investment firm of Apollo Management, L.P. and borrowings under a new revolving credit facility (the "Credit Facility").

  As a result of the Company's acquisition program, its financial condition and results of operations have changed dramatically from its inception and IPO in December 1997 to June 30, 1999. The Company completed 41 business combinations since its inception. Thirty-eight of these business combinations have been accounted for under the purchase method of accounting (the "Purchased Companies") and three of these business combinations consummated during the second quarter of fiscal 1998 have been accounted for under the pooling-of-interests method of accounting (the "Pooled Companies"). The Company's consolidated financial statements give retroactive effect to the three business combinations accounted for under the pooling-of-interests method and include the results of the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates. Due to the Company's growth through acquisitions, comparisons of the historical results of the Company's operations have been and will continue to be affected by the addition of acquired companies. Increases in the various revenues and expense components of the Company's results are, to a large degree, due to growth from acquisitions. Neither the magnitude nor the source of such changes is necessarily indicative of changes that will occur in the future.

  The Company's revenues are recognized as services are performed for maintenance and service contracts. Additionally, the Company utilizes the percentage-of-completion method of accounting for installation contracts. Under this method, revenues are recognized according to the ratio of costs incurred to estimated total contract costs. Changes in job performance, job conditions, estimated profitability, anticipated contract losses and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

                      CONSOLIDATED RESULTS OF OPERATIONS

Three months ended June 30, 1999 compared to the three months ended June 30,
1998

  Revenues. Consolidated revenues for the three months ended June 30, 1999 increased $265.1 million, or 154.5%, to $436.8 million from $171.7 million for the three months ended June 30, 1998. Of this increase,

$246.3 million pertains to the mechanical and electrical operations and $18.8 million to the janitorial operations. Approximately $210 million of the increase in mechanical and electrical revenues relates to incremental revenue contributed in the three months ended June 30, 1999 by companies acquired during or subsequent to June 30, 1998. The remaining $36.3 million in increased mechanical and electrical revenues and $18.8 million in janitorial revenues relates to organic growth.

  Gross profit. Gross profit for the three months ended June 30, 1999 increased $49.4 million, or 134.8%, to $86.1 million from $36.7 million for the three months ended June 30, 1998. Of this increase, $45.3 million relates to the mechanical and electrical operations and $4.1 million to the janitorial operations.

  Gross profit as a percentage of revenues ("gross margin") decreased to 19.7% for the three months ended June 30, 1999 from 21.4% for the three months ended June 30, 1998 primarily as a result of the mechanical companies acquired subsequent to June 30, 1998 which traditionally have lower gross margins than electrical companies.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended June 30, 1999 increased $27.2 million, or 120.9%, to $49.8 million from $22.5 million for the three months ended June 30, 1998. Of this increase, $23.6 million relates to an increase in the mechanical and electrical operations, $2.7 million in the janitorial operations and $.9 million to corporate general and administrative expenses.

  Selling, general and administrative expenses as a percentage of revenues decreased to 11.4% for the three months ended June 30, 1999 from 13.1% for the three months ended June 30, 1998. This decrease is due primarily to the leverage of corporate selling, general and administrative expenses and our acquired companies' selling, general and administrative expenses over the increase in revenues.

  Goodwill amortization. Goodwill amortization for the three months ended June 30, 1999 increased $2.2 million, or 131.0%, to $3.8 million from $1.6 million for the three months ended June 30, 1998. This increase was a result of the increase in acquired companies.

  Restructuring and recapitalization charges. Restructuring and recapitalization charges were $8.0 million for the three months ended June 30, 1999. These charges, as discussed in Note 6 to the financial statements, included $2.8 million relating to compensation expense for stock options exercised and the underlying shares of Common Stock repurchased in the Company's recapitalization plan, and $5.2 million of restructuring charges pertaining to the relocation of the Company's corporate headquarters and integration of the janitorial and maintenance management operations. The Company anticipates annual savings of approximately $2.8 million as a result of the restructuring.


  Other income/expense, net. Other expense, net for the three months ended June 30, 1999 changed $11.4 million, to $6.3 million of other expense from other income of $5.1 million for the three months ended June 30, 1998. The increase in other expense is primarily attributable to the increase in net interest expense as a result of the use of the Company's cash funds and the financing obtained to provide the necessary funds for the repurchase of Common Stock in the Tender Offer.

  Provision for income taxes. The provision for income taxes for the three months ended June 30, 1999 increased to $8.2 million from $7.5 million for the three months ended June 30, 1998, reflecting an effective tax rate of 45.2% and 42.8% respectively. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus companies acquired under the pooling-of-interests method which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company. Additionally, the 45.2% effective rate reflects the non-deductibility of goodwill amortization associated with certain acquisitions.

Six months ended June 30, 1999 compared to the six months ended June 30, 1998

  Revenues. Consolidated revenues for the six months ended June 30, 1999 increased $561.4 million, or 248.1%, to $787.6 million from $226.3 million for the six months ended June 30, 1998. Of this increase, $511 million pertains to the mechanical and electrical operations and $50.4 million to the janitorial operations.

Approximately $460.3 million of the increase in mechanical and electrical revenues and $25.4 million of the increase in janitorial revenues relates to incremental revenue contributed in the six months ended June 30, 1999 by companies acquired during or subsequent to the six months ended June 30, 1998. The remaining $50.6 million in increased mechanical and electrical revenues and $25.0 million in janitorial revenues relates to organic growth.

  Gross profit. Gross profit for the six months ended June 30, 1999 increased $109.2 million, or 232.2%, to $156.2 million from $47.0 million for the six months ended June 30, 1998. Of this increase, $97.8 million relates to the mechanical and electrical operations and $11.4 million to the janitorial operations.

  Gross profit as a percentage of revenues ("gross margin") decreased to 19.8% for the six months ended June 30, 1999 from 20.8% for the six months ended June 30, 1998 primarily as a result of the mechanical companies acquired subsequent to June 30, 1998 which traditionally have lower gross margins than electrical companies.

  Selling, general and administrative. Selling, general and administrative expenses for the six months ended June 30, 1999 increased $62.0 million, or 203.8%, to $92.5 million from $30.4 million for the six months ended June 30, 1998. Of this increase, $52.0 million relates to an increase in the mechanical and electrical operations and $6.5 million to the janitorial operations. $3.5 million relates to corporate general and administrative expenses including corporate management and infrastructure costs to support the Company's operations.

  Selling, general and administrative expenses as a percentage of revenues decreased to 11.7% for the six months ended June 30, 1999 from 13.5% for the six months ended June 30, 1998. This decrease is due primarily to the leverage of corporate's selling, general and administrative expenses and the Company's acquired companies' selling, general and administrative expenses over an increase in revenues.

  Goodwill amortization. Goodwill amortization for the six months ended June 30, 1999 increased $5.3 million, or 269% to $7.3 million from $2.0 million for the six months ended June 30, 1998. This increase was a result of the increase in acquired companies.

  Restructuring and recapitalization charges. Restructuring and recapitalization charges were $8.0 million for the six months ended June 30, 1999. These charges, as discussed in Note 6 to the financial statements, included $2.8 million relating to compensation expense for stock options exercised and the underlying shares of Common Stock repurchased in the Company's recapitalization plan, and $5.2 million of restructuring charges pertaining to the relocation of the Company's corporate headquarters and integration of the janitorial and maintenance management operations.

  Other income, net. Other expense, net for the six months ended June 30, 1999 changed $15.4 million, to $3.6 million of other expense from other income of $11.8 million for the six months ended June 30, 1998. The increase in other expense is primarily attributable to the increase in net interest expense as a result of the use of the Company's cash funds and the financing obtained to provide the necessary funds for the repurchase of Common STock under the Tender Offer.

  Provision for income taxes. The provision for income taxes for the six months ended June 30, 1999 increased to $20.2 million from $11.2 million for the six months ended June 30, 1998, reflecting an effective tax rate of 44.9% and 42.6% respectively. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus companies acquired under the pooling-of-interests method which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company. Additionally, the 44.9% effective rate reflects the non-deductibility of goodwill amortization associated with certain acquisitions.

                        LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1999, net cash used in operating activities was approximately $65.3 million. Net cash used in investing activities for the six months ended was $70.0 million, which primarily consisted of $57.0 million used for acquisitions and $13 million for purchases of property and equipment. Net cash used in financing activities for the six months ended June 30, 1999 was $59.8 million, which consisted primarily of $560.1 million used to repurchase the Company's stock in the Tender Offer net of proceeds from long-term debt of $506.7 million, including the issuance of the senior subordinated notes, the convertible junior subordinated debentures and the borrowings under the new credit facility.

  The Company acquired twelve businesses during the six months ended June 30, 1999. Aggregate consideration for these acquisitions consisted of 1,525,549 shares of Common Stock and $61.0 million in cash. In conjunction with the acquisitions consummated during the six months ended June 30, 1999 and during the year ended 1998, the Company has entered into contingent consideration agreements of up to an estimated $148.6 million in cash and shares of Common Stock based upon the performance of certain of the businesses acquired. As of June 30, 1999 $79 million of consideration has been earned, of which $30.1 million has been paid in cash. The Company expects that approximately $33 million of additional contingent consideration will become payable in 1999, of which approximately $14 million will be payable in cash.


  As previously discussed, on May 11, 1999, the Company completed the repurchase of 24,617,840 shares of its common stock at $22.50 per share for cash and 883,573 shares of common stock underlying stock options at $22.50 per share less the exercise price per share of the options. Total funds utilized for the repurchase totaled $560.1 million, which were obtained from the Company's available cash, the net proceeds of $195.5 million from the issuance of $200 million of 10 1/2% senior subordinated notes, $100 million from the issuance of 7 1/2% convertible junior subordinated debentures to Boss Investment, LLC, an affiliate of Apollo Management, L.P., and borrowings under a new credit facility.

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

  Additionally, the indenture governing the senior subordinated notes contains certain covenants that restrict, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

  The convertible junior subordinated debentures will mature on May 1, 2012 and provide for interest payments at a rate of 7 1/2% to be paid in additional convertible junior subordinated debentures or cash, at the Company's election, for the first five years after their issuance, and in cash thereafter. The holders of a majority of the outstanding principal amount of the convertible junior subordinated debentures, however, will have the right to require the payment of interest in cash after the third and through the fifth anniversary of the issuance of the convertible junior subordinated debentures. In addition, the provisions of the Credit Facility and the indenture for the senior subordinated notes limit our ability to pay cash interest payments.

  The convertible junior subordinated debentures will be convertible into shares of the Company's Common Stock at an initial conversion price of $22.50 per share plus all accrued and unpaid interest. Assuming conversion of the principal amount of the convertible junior subordinated debentures and considering the first interest payment on August 1, 1999 was in additional convertible debentures, Boss Investment will have the right to acquire upon conversion 4,528,666 shares or 15% of the shares outstanding as of August 13, 1999. If the convertible junior subordinated debentures are converted prior to the fifth anniversary of their issuance, the amount converted into shares will include additional interest that would have accrued or been paid from the date of conversion through the fifth anniversary of the issuance of the convertible junior subordinated debentures. However, unless the conversion is in connection with a change of control, the additional interest will not exceed a total of 30 months of interest. The Company will adjust the conversion price under certain circumstances, including the issuance of shares at a price below the conversion price of the convertible junior subordinated debentures or below the then fair market value of a share of the Company's Common Stock.

  The indenture for the convertible junior subordinated debentures limits the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase securities or repay certain other indebtedness.

   The Credit Facility consists of a $125.0 million term loan and a $225.0 million revolving credit facility, in each case maturing five years after the date of the borrowing. The Credit Facility provides for certain mandatory repayments of the outstanding indebtedness. As of August 13, 1999, the Company had $113.5 million of availability under its Credit Facility.

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

  The Credit Facility includes a number of significant covenants that impose restrictions on us and its subsidiaries. These covenants include, among others, restrictions on the Company's ability to incur additional indebtedness and pay the interest on Boss Investment's convertible junior subordinated debentures in cash, and restrictions on mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments, dividends and other distributions and voluntary prepayments of indebtedness. In addition, the Company is required to comply with financial covenants with respect to minimum interest coverage and maximum leverage ratios.

  Subsequent to June 30, 1999 and through August 13, 1999, the Company completed five business combinations for an aggregate consideration of 1,407,626 shares of Common Stock and approximately $30.5 million in cash. Additionally, there is the potential for the payment of up to an addtional $23.9 million in cash and shares of Common Stock in connection with contingent consideration arrangements.

  The Company needs funds for general corporate purposes, including to pay interest on the senior subordinated notes, the convertible junior subordinated debenture and the Credit Facility, to pay contingent consideration required by the terms of certain acquisition agreements and to make future acquisitions and capital expenditures. The Company anticipates that its cash flow from operations and borrowings available under the Credit Facility will be sufficient to meet these liquidity requirements over the next twelve months.

                FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

  Quarterly results may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in services provided by the Company and the timing of these services, and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to the further fluctuation in its quarterly operations. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

                                   INFLATION

  The Company does not believe that inflation has had a material impact on its results of operations during the six months ended June 30, 1999.

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

  State of Readiness. Since its IPO in December 1997, the Company has acquired 41 companies offering mechanical, electrical and janitorial services. The due diligence relating to the Year 2000 issue that was performed on these companies did not reveal any significant internal operating systems issues. In addition, such due diligence revealed that most of the acquired companies have addressed the Year 2000 issue, but are in different phases of assessment and remediation. During the second quarter the Company began the process of completing a comprehensive survey to be completed by management of the Company's operating subsidiaries to ensure that the Company's operating subsidiaries are adequately addressing, or have adequately addressed, the Year 2000 issue.

  The survey mentioned above covered the following areas: (i) the Company's information technology and operating systems, including job-costing, billing, payroll and accounting systems; (ii) the Company's non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology; (iii) the systems of its major vendors, insofar as they relate to the Company's business; and (iv) the systems of its major customers for which the Company has performed installation and maintenance services. The Company is currently in the process of accumulating and assessing the results of the surveys.

  Costs Related to the Year 2000 Issue. As part of the survey mentioned above, the Company has requested an estimate from each operating subsidiary of the material historical and estimated costs of assessment and remediation. Such costs, including, among other things, the costs of assessment, software upgrade fees, hardware changes and general implementation of a Year 2000 action plan, have not been finalized at this time. Approximately $800,000 has been expended to date and the Company currently estimates that an additional $500,000 to $1,000,000 will be incurred to fully comply. The projected effort for the majority of the systems is expected to include sending letters to substantially all of the Company's significant hardware, software and other equipment vendors, third party providers and other material service providers requesting detailed, written information relating to Year 2000 compliance and, where necessary, upgrades to recent vendor software releases that are fully Year 2000 compliant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changing interest rates. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                                                 Fair Value
                                                                                 At June 30,
                          1999   2000   2001   2002   2003  Thereafter  Total       1999
                         ------ ------ ------ ------ ------ ---------- --------  -----------
Term Loan Facility         $625 $1,250 $1,250 $1,250 $1,250  $119,063  $124,688   $124,688
  Average Rate..........                                                    (a)
Revolving Credit
 Facility...............     --     --     --     --     --   $82,500   $82,500    $82,500
  Average Rate..........                                                    (a)
Senior Subordinated
 Notes..................     --     --     --     --     --  $200,000  $200,000   $189,000
  Average Rate..........                                                    (b)
Convertible Junior
 Subordinated
 Debentures.............     --     --     --     --         $100,000  $100,000   $100,000
  Average Rate..........                                                    7.5%
Other Secured Debt...... $3,054 $2,704 $1,333 $  536 $  251  $    247     8,125      8,125
  Average Rate..........                                                    9.0%

--------
(a) The Credit Facility bears interest at the sum of the (i) applicable margin and (ii) at the option of the company, either the "base rate" or the "eurodollar rate" (as defined in the Credit Facility). The base rate will be the higher of (i) the rate that Bankers Trust Company announces from time to time as its prime lending rate, as in effect from time to time, and (ii) 1/2 of 1% in excess of the overnight federal funds rate. The applicable margin will be a percentage per annum equal to (i) in the case of term loans maintained as (x) base rate loans, 2.00%, and (y) eurodollar rate loans, 3.00%, and (ii) in the case of revolving loans maintained as
    (x) base rate loans, 1.50%, and (y) eurodollar rate loans, 2.50%, in each case subject to step-downs to be determined based on certain levels of financial performance. At June 30, 1999, the weighted average interest rate in effect for the Credit Facility borrowings, including amortization of related debt issue costs of $9,438 was 8.67%.
(b) The Senior Subordinated Notes are unsecured, mature May 2009 and bear interest at 10.5% payable semi-annually. These Senior Subordinated Notes were issued at a discount of 97.746% or $4,508 which is being amortized to interest expense along with approximately $8,147 in related debt issuance costs over the ten year life of the Notes, increasing the effective interest rate to 11.28%.

                           PART II-OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  (a) Not applicable

  (b) In connection with the Company's recently completed Tender Offer, on April 30, 1999, the Company issued $100 million of its 7 1/2% Convertible Junior Subordinated Debentures (the "Debentures") to Boss Investment LLC, an affiliate of Apollo Management, L.P. On July 8, 1999, the Company's stockholders approved an amendment to the Company's certificate of incorporation which gave the holders of the Debentures the right to elect as a class three directors to the Company's board of directors (or if the board has more than ten directors, no less than 30% of the board) and to vote on an as converted basis with the Common Stock on all matters submitted to the holders of the Common Stock. As of June 30, 1999, the holders of the Debentures would have the right to vote on an as converted basis with respect to 4,444,444 shares of Common Stock. These rights and certain other rights of the holders of the Debentures have been previously reported in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 15, 1999.

  (c) The Company issued the Debentures without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by
Section 4(2) of the Securities Act.

  (d) As of June 30, 1999, the Company had used all of the remaining proceeds from its initial public offering in connection its recently completed Tender Offer.

Item 5. Other Information.

  On June 25, 1999, the Company entered into a letter agreement with Jonathan
J. Ledecky whereby Mr. Ledecky's employment agreement was terminated. In accordance with the terms of the employment agreement, Mr. Ledecky was paid $1,376,338. Mr. Ledecky remains as the Chairman of the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    10.1 Termination Letter Agreement between the Company and Jonathan J.
  Ledecky.

    10.2 Employment Agreement between the Company and William P. Love, Jr.

    11.1 Statement regarding computation of net income per share.

    27   Financial Data Schedule.

  (b) Reports on Form 8-K. During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

    (i) Form 8-K dated April 9, 1999 and filed with the Commission on April 9, 1999 reporting information under Item 7. The Company filed its unaudited pro forma financial statements as of and for the year ended December 31, 1998 giving effect to (i) the Company's repurchase of approximately 25.5 million shares of its Common Stock in the Company's Tender Offer and the related financing transactions to fund the Tender Offer, and (ii) the businesses the Company acquired in 1998 and 1999 as if they had been acquired on January 1, 1998.

    (ii) Form 8-K dated June 28, 1999 and filed with the Commission on June 28, 1999 reporting information under Item 7. The Company filed the financial statements for Regency Electric Company, Inc. as of December 31, 1997 and 1996 and for the three year period ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Building One Services Corporation

                                                    /s/ Joseph M. Ivey
August 16, 1999                           By:__________________________________
-----------
                                                      Joseph M. Ivey
  Date
                                                  Chief Executive Officer


                                                  /s/ Timothy C. Clayton
August 16, 1999                           By:__________________________________
-----------
                                                    Timothy C. Clayton
  Date
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

 No.                               Exhibit                                Page
 ---  -----------------------------------------------------------------   ----
 10.1 Termination Letter Agreement between the Company and Jonathan J.
      Ledecky
 10.2 Employment Agreement between the Company and William P. Love, Jr.
 11.1 Statement regarding computation of net income per share
 27   Financial Data Schedule