Form 10-Q
period 1999-09-30
BUILDING ONE SERVICES CORP
filed 1999-11-15
CIK 1046304

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

  For the quarterly period ended September 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 15, 1999, there were 26,098,806 shares of common stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       BUILDING ONE SERVICES CORPORATION

                                     INDEX

                                                                       Page No.
                                                                       --------
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Balance Sheet as of September 30, 1999 and December 31,
   1998...............................................................     1

  Consolidated Statement of Operations for the three and nine months
   ended September 30, 1999 and 1998..................................     2

  Consolidated Statement of Stockholders' Equity and Comprehensive
   Income for the nine months ended September 30, 1999................     3

  Consolidated Statement of Cash Flows for the nine months ended
   September 30, 1999 and 1998........................................     4

  Notes to Consolidated Financial Statements..........................     5

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................    16

Item 3. Quantitative and Qualitative Disclosures about Market Risk....    23

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...........    24

Item 5. Other Events..................................................    25

Item 6. Exhibits and Reports on Form 8-K..............................    25

Signatures............................................................    26

Exhibit Index.........................................................   (i)

                                      (i)

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                       BUILDING ONE SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $   14,522    $  213,096
  Accounts receivable, net..........................     362,147       246,623
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................      49,875        25,441
  Prepaid expenses and other current assets.........      27,632        17,108
                                                      ----------    ----------
    Total current assets............................     454,176       502,268
Property and equipment, net.........................      57,358        38,967
Intangible assets, net..............................     694,501       496,381
Other assets........................................       6,176         6,306
                                                      ----------    ----------
    Total assets....................................  $1,212,211    $1,043,922
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt...................................  $    4,401    $    2,167
  Accounts payable..................................      92,036        75,029
  Billings in excess of costs and estimated earnings
   on uncompleted contracts.........................      81,109        58,773
  Accrued compensation..............................      41,669        27,737
  Accrued liabilities...............................      50,492        31,172
                                                      ----------    ----------
    Total current liabilities.......................     269,707       194,878
Long-term debt......................................     438,887         3,287
Convertible junior subordinated debentures..........     101,895           --
Other liabilities...................................       4,706         8,220
                                                      ----------    ----------
    Total liabilities...............................     815,195       206,385
                                                      ----------    ----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 11,000,000 au-
   thorized; none issued or
   outstanding......................................         --            --
  Common stock, $.001 par value; 250,000,000 shares
   authorized; 26,080,188 and 45,258,946 shares is-
   sued and outstanding, respectively ..............          26            45
  Additional paid-in capital........................     310,216       832,514
  Treasury stock....................................         --        (41,832)
  Retained earnings.................................      87,339        47,255
  Accumulated other comprehensive income (loss).....        (565)         (445)
                                                      ----------    ----------
    Total stockholders' equity......................     397,016       837,537
                                                      ----------    ----------
    Total liabilities and stockholders' equity......  $1,212,211    $1,043,922
                                                      ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                   Three Months             Nine Months
                                Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------
Revenues...................... $  477,875  $  252,324  $1,265,521  $  478,595
Cost of revenues..............    379,900     197,086   1,011,305     376,318
                               ----------  ----------  ----------  ----------
    Gross profit..............     97,975      55,238     254,216     102,277
Selling, general and adminis-
 trative expenses.............     53,375      30,106     145,863      60,554
Goodwill amortization.........      4,238       2,613      11,511       4,584
Restructuring and recapitali-
 zation charges (Note 6)......        --          --        8,020         --
                               ----------  ----------  ----------  ----------
    Operating income..........     40,362      22,519      88,822      37,139
Other (income) expense:
  Interest expense............     13,062         239      21,279         565
  Interest income.............       (468)     (4,280)     (4,674)    (16,043)
  Other, net..................        270         184        (128)       (134)
                               ----------  ----------  ----------  ----------
Income before provision for
 income taxes.................     27,498      26,376      72,345      52,751
Provision for income taxes....     12,110      11,212      32,261      22,460
                               ----------  ----------  ----------  ----------
Net income.................... $   15,388  $   15,164  $   40,084  $   30,291
                               ==========  ==========  ==========  ==========
Net income per Common Share--
 Basic........................ $     0.60  $     0.35  $     1.14  $     0.79
                               ==========  ==========  ==========  ==========
Net income per Common Share--
 Diluted...................... $     0.54  $     0.34  $     1.08  $     0.77
                               ==========  ==========  ==========  ==========
Weighted average shares out-
 standing--Basic.............. 25,631,194  43,122,092  35,311,455  38,298,295
                               ==========  ==========  ==========  ==========
Weighted average shares out-
 standing-- Diluted........... 30,853,857  44,255,655  38,899,637  39,368,321
                               ==========  ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  For the nine months ended September 30, 1999
                             (Dollars in thousands)
                                  (unaudited)

                             Common Stock
                          -------------------
                                                                             Accumulated
                                              Additional                        Other         Total         Total
                            Shares             Paid-in-  Treasury  Retained Comprehensive Stockholders' Comprehensive
                          Outstanding  Amount  Capital    Stock    Earnings Income (loss)    Equity        Income
                          -----------  ------ ---------- --------  -------- ------------- ------------- -------------
Balance, December 31,
 1998...................   45,258,946   $45    $832,514  $(41,832) $47,255      $(445)      $837,537
Stock issued upon
 exercise of options....       29,185               142                                          142
Issuance of common stock
 for acquisitions and
 contingent
 consideration
 agreements.............    5,310,162     6      75,155                                       75,161
Stock issued under
 employee stock purchase
 plan...................       99,735             1,212                                        1,212
Contingently issuable
 shares.................                          3,375                                        3,375
Repurchase of shares in
 Tender Offer (See Note
 3).....................  (24,617,840)  (25)   (562,979)                                    (563,004)
Compensation expense
 related to options
 exercised in Tender
 Offer..................                          2,629                                        2,629
Cancellation of
 treasury stock.........                        (41,832)   41,832
Unrealized loss on
 marketable securities--
 net of tax of $80......                                                         (120)          (120)      $  (120)
Net income..............                                            40,084                    40,084        40,084
                                                                                                           -------
Total comprehensive
 income.................                                                                                   $39,964
                          -----------   ---    --------  --------  -------      -----       --------       =======
Balance, September 30,
 1999...................   26,080,188   $26    $310,216  $    --   $87,339      $(565)      $397,016
                          ===========   ===    ========  ========  =======      =====       ========


   The accompanying notes are an integral part of these financial statements.

                       BUILDING ONE SERVICES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                           Nine months ended
                                                             September 30,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
Cash flows from operating activities:
 Net income............................................... $  40,084  $ 30,291
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...........................    22,436     7,946
  Compensation expense related to options exercised.......     2,629       --
  Changes in operating assets and liabilities:
   Accounts receivable....................................   (70,729)  (21,323)
   Costs and estimated earnings in excess of billings.....   (14,873)    3,190
   Prepaid expenses and other current assets..............    (9,928)   (2,237)
   Billings in excess of costs and estimated earnings.....    12,828     9,787
   Accounts payable and accrued liabilities...............    22,668     5,053
  Change in other assets..................................       981       957
                                                           ---------  --------
    Net cash provided by operating activities.............     6,096    33,664
                                                           ---------  --------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash acquired.........  (131,037) (195,155)
 Purchases of property and equipment......................   (19,656)   (6,677)
 Proceeds on sale of equipment............................       362       740
 Other....................................................       (28)       24
                                                           ---------  --------
    Net cash used in investing activities.................  (150,359) (201,068)
                                                           ---------  --------
Cash flows from financing activities:
 Net payments on short-term debt..........................    (3,544)  (36,355)
 Payments on long-term debt...............................   (14,416)  (28,690)
 Proceeds from long-term debt.............................   549,875     2,239
 Payment of debt issuance costs...........................   (22,219)      --
 Repurchase of common stock including related expenses....  (564,407)      --
 Distribution of S-Corp earnings..........................       --       (628)
 Proceeds (payments) on related party loans...............      (112)      547
 Distribution to minority shareholders....................      (842)      --
 Proceeds from stock options exercised....................       142       217
 Proceeds from issuance of stock under employee stock
  purchase plan...........................................     1,212       174
 Purchase of treasury stock...............................       --    (27,050)
                                                           ---------  --------
    Net cash used in financing activities.................   (54,311)  (89,546)
                                                           ---------  --------
Net decrease in cash and cash equivalents.................  (198,574) (256,950)
Cash and cash equivalents, beginning of period............   213,096   528,972
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $  14,522  $272,022
                                                           =========  ========
The Company issued shares of common stock and cash in connection with certain business combinations during the nine months ended September 30, 1999 and
1998, respectively. The fair values of the assets acquired and liabilities assumed at the dates of acquisition are as follows:
Accounts receivable....................................... $  44,674  $178,497
Costs and earnings in excess of billings..................     9,501    26,045
Prepaid expenses and other current assets.................     2,605    11,225
Property and equipment....................................     8,843    27,530
Intangible assets.........................................   103,453   459,446
Other assets..............................................     2,762     6,293
Short-term debt...........................................    (4,335)  (29,358)
Accounts payable..........................................   (17,954)  (57,420)
Accrued liabilities.......................................   (12,369)  (45,280)
Billings in excess of costs and estimated earnings........    (9,123)  (49,776)
Long-term debt............................................    (1,446)  (40,848)
Other long-term liabilities...............................      (242)   (5,812)
                                                           ---------  --------
Net assets acquired....................................... $ 126,369  $480,542
                                                           =========  ========
These acquisitions were funded as follows:
Common stock, 2,959,661 and 14,443,040 shares,
 respectively............................................. $  39,076  $285,387
Cash, net of cash acquired................................    87,293   195,155
                                                           ---------  --------
                                                           $ 126,369  $480,542
                                                           =========  ========

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

  The interim financial data as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and September 30, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Operating results for interim periods are not necessarily indicative of results that may be expected for the year as a whole. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  There were no significant changes in the accounting policies of the Company during the interim periods presented. For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 3--RECAPITALIZATION PLAN

  On May 11, 1999, the Company completed its recapitalization plan which included the repurchase of 24,617,840 shares of its common stock ("Common Stock") at $22.50 per share for cash and 883,573 shares of the Company's Common Stock underlying stock options at $22.50 per share less the exercise price per share of the options in a tender offer (the "Tender Offer"). Funds utilized for the repurchase totaled $560,084, which were obtained from the Company's available cash, the net proceeds of $195,492 from the issuance of $200,000 of 10 1/2% senior subordinated notes, $100,000 from the issuance of 7 1/2% convertible junior subordinated debentures to Boss Investment LLC, an affiliate of Apollo Management, L.P. ("Apollo") and borrowings under a new credit facility. See Note 5 for unaudited pro forma statement of operations data for the three and nine month periods ended September 30, 1999 and September 30, 1998 which assumes that the recapitalization plan was consummated on January 1, 1998.

  As a result of the Company allowing for the exercise of employee stock options in the Tender Offer, compensation expense of $2,770 ($1,578 after the associated tax benefit) was recognized and is included in the restructuring and recapitalization charges recorded in the nine months ended September 30, 1999. Additionally, $4,323 of expenses were incurred in connection with the Tender Offer which have been reflected as a reduction of stockholders' equity.

NOTE 4--BUSINESS COMBINATIONS

 Purchase Acquisitions

  During the nine months ended September 30, 1999, the Company completed seventeen business combinations that were accounted for under the purchase method of accounting. The consolidated financial statements include the results of these acquired businesses from their respective dates of acquisition. The aggregate consideration paid for these acquisitions consisted of 2,959,661 shares of the Company's Common Stock and $96,843 in cash, including $1,593 of debt assumed and applicable professional fees.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


  The total purchase price was allocated to the fair value of the net assets acquired, resulting in goodwill of approximately $103,341. Such allocations are preliminary in nature, pending the outcome of a detailed analysis being performed by the Company of the assets and liabilities acquired. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares on certain acquisitions was determined in consideration of various restrictions on the sale and transferability of the shares issued.

 Contingent Consideration Agreements

  In conjunction with acquisitions consummated in 1998 and 1999, the Company has entered into certain contingent consideration agreements which provide for the payment of cash and shares of Common Stock based on the performance of such acquired companies.

  During the nine months ended September 30, 1999, $89,812 of consideration under these agreements had been earned, consisting of 2,644,698 shares of Common Stock and $45,968 of cash, resulting in additional goodwill in the amount of $86,178. As of September 30, 1999, $43,744 of this cash and applicable professional fees was paid and 2,350,501 of these shares were issued. The remaining cash amount payable of $3,500 has been reflected as a liability as of September 30, 1999 and the additional paid-in capital associated with the shares to be issued has been reflected as contingently issuable shares in the Statement of Stockholders' Equity and Comprehensive Income. These contingently issuable shares have been included in the weighted average shares outstanding for purposes of computing basic and diluted earnings per share for the three and nine month periods ended September 30, 1999. The Company currently estimates the unearned contingent consideration under these remaining agreements to approximate $84,900 as of September 30, 1999.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

NOTE 5--UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

  The following unaudited pro forma results of operations give effect to the Company's recapitalization plan, including the Tender Offer, the financing of the Tender Offer, acquisitions completed during the year ended December 31, 1998 and the nine months ended September 30, 1999 as if they had been consummated on January 1, 1998, and the effects of certain other pro forma adjustments to the historical financial statements. Additionally, net income per common share is also presented excluding the restructuring and recapitalization charges discussed in Note 6.

                                    Three Months            Nine Months
                                 Ended September 30,    Ended September 30,
                                ---------------------  ----------------------
                                   1999       1998        1999        1998
                                ---------- ----------  ----------  ----------
Revenues....................... $  487,000 $  414,565  $1,363,487  $1,182,646
Cost of revenues...............    386,551    327,152   1,085,207     945,652
                                ---------- ----------  ----------  ----------
    Gross profit...............    100,449     87,413     278,280     236,994
Selling, general and
 administrative expenses.......     55,281     47,096     157,331     130,571
Goodwill amortization..........      4,373      4,335      13,259      13,005
Restructuring and
 recapitalization charges......                             8,020
                                ---------- ----------  ----------  ----------
    Operating income...........     40,795     35,982      99,670      93,418
Other (income) expense:
  Interest expense.............     12,861     12,789      38,297      38,226
  Other, net...................        269       (460)       (511)     (3,438)
                                ---------- ----------  ----------  ----------
Income before taxes............     27,665     23,653      61,884      58,630
Provision for income taxes.....     12,248     11,025      28,744      28,134
                                ---------- ----------  ----------  ----------
Net income..................... $   15,417 $   12,628  $   33,140  $   30,496
                                ========== ==========  ==========  ==========
Net income per common share--
 Basic......................... $     0.59 $     0.48  $     1.26  $     1.16
                                ========== ==========  ==========  ==========
Net income per common share--
 Diluted....................... $     0.53 $     0.44  $     1.17  $     1.09
                                ========== ==========  ==========  ==========
Weighted average shares
 outstanding--Basic............ 26,357,148 26,233,201  26,357,148  26,233,201
                                ========== ==========  ==========  ==========
Weighted average shares
 outstanding--Diluted.......... 31,470,274 31,346,327  31,538,444  31,414,497
                                ========== ==========  ==========  ==========
Excluding restructuring and
 recapitalization charges:
Net income per common share -
 Basic.........................                        $     1.44
                                                       ==========
Net income per common share -
 Diluted.......................                        $     1.32
                                                       ==========

  Net income per common share--Basic is calculated based upon the weighted average shares outstanding assuming the repurchase of 24,617,840 shares in the Tender Offer occurred as of January 1, 1998. Net income per common share-- Diluted is calculated based upon net income adjusted for a reduction in interest expense assuming conversion of the convertible junior subordinated debentures and weighted average shares outstanding adjusted for the conversion of the convertible junior subordinated debentures into shares of common stock at $22.50 plus the dilution attributable to options and warrants and contingently issuable shares.

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

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


NOTE 6--RESTRUCTURING AND RECAPITALIZATION CHARGES

Recapitalization charges

  As discussed in Note 3, during the second quarter of 1999, the Company completed its recapitalization plan involving the repurchase of 24,617,840 shares of its Common Stock and 883,573 shares of Common Stock underlying stock options. In conjunction with the recapitalization, compensation expense of $2,770 was recognized for stock options exercised and the underlying shares of Common Stock repurchased by the Company.

Restructuring charges

  In the second quarter of 1999, the Company's Board of Directors approved and the Company announced a restructuring plan which included a relocation of the Company's corporate headquarters and integration of the janitorial and maintenance management operations. During the second quarter of 1999 and continuing into the third quarter of 1999, the corporate headquarters was relocated from Washington, D.C. to Minneapolis, Minnesota. In addition, certain back office operations of the janitorial and maintenance management service operations are being consolidated into two locations.

  The restructuring costs include costs directly related to the Company's restructuring in accordance with EITF No. 94-3 which provides specific requirements as to the appropriate recognition of costs associated with employee termination benefits and other exit costs.

  As a result of these restructuring plans, the Company incurred severance costs for certain employees, identified certain assets which are no longer of service and incurred certain lease termination costs.

  The following table sets forth a summary of these restructuring costs.

                                                   Corporate   Janitorial
                                                  Headquarters Operations Total
                                                  ------------ ---------- ------
Severance........................................    $3,530        $900   $4,430
Impaired assets..................................        55         520      575
Lease costs......................................       205          40      245
                                                     ------      ------   ------
Total............................................    $3,790      $1,460   $5,250
                                                     ======      ======   ======

  Included in the $5,250 restructuring charge incurred in the second quarter of 1999 are $4,600 of cash costs and $650 in non-cash related costs. The Company anticipates annual savings of approximately $2,800 as a result of the restructuring.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


  The following table is a detailed reconciliation of the restructuring reserve balance from June 30, 1999 to September 30, 1999. The reconciliation reflects the accruals recorded and payments applied during the year.

                                                 June 30,          September 30,
                                                   1999   Payments     1999
Restructuring reserve:                           -------- -------- -------------
  Severance.....................................  $1,396   $(685)      $711
  Lease costs...................................     268     (88)       180
                                                  ------   -----       ----
Total...........................................  $1,664   $(773)      $891
                                                  ------   -----       ----

NOTE 7--LONG TERM DEBT

  In connection with the repurchase of Common Stock under the recapitalization plan, the Company issued $200,000 of 10 1/2% senior subordinated notes, $100,000 of 7 1/2% convertible junior subordinated debentures and entered into a new credit facility to fund the repurchase. The following is a summary of these financing sources obtained in connection with the recapitalization plan.

10 1/2% Senior Subordinated Notes

  In April 1999, the Company completed a private placement offering of $200,000 of 10 1/2% senior subordinated notes. The senior subordinated notes are unsecured, guaranteed by our subsidiaries, require interest to be paid semi-annually on May 1 and November 1 of each year and mature on May 1, 2009. The senior subordinated notes were issued at 97.746%, or a discount of $4,508, which is being amortized over the term of the notes. Additionally, debt issuance costs of $8,255 incurred in connection with the offering, are classified as intangible assets and are being amortized over the 10-year term of the notes.

  The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2002 at specified redemption prices, plus accrued interest. At any time before May 1, 2002, the Company can redeem up to 35% of the outstanding senior subordinated notes with money raised in one or more equity offerings under certain circumstances. Upon a change in control of the Company (as defined in the indenture for the senior subordinated notes), the holders of the senior subordinated notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

  The indenture governing the senior subordinated notes contains certain covenants relating to, among other things, the Company's ability to incur indebtedness, pay dividends or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

  The senior subordinated notes are guaranteed by all but two of the Company's wholly owned subsidiaries and a subsidiary that is 93%-owned. The wholly owned guarantor subsidiaries and the 93%-owned guarantor subsidiary have fully and unconditionally guaranteed the notes on a joint and several basis. The aggregate assets, liabilities, earnings and equity of the wholly owned guarantor subsidiaries and the 93%-owned guarantor subsidiary are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. The Company has not presented separate financial statements and other disclosures concerning the wholly owned guarantor subsidiaries and the 93%-owned guarantor subsidiary because management has determined that such information is not material to investors. The two non-guarantor subsidiaries, together with the 93%-owned guarantor subsidiary, are inconsequential on an individual and combined basis (i.e., the assets and pre-tax income of and the Company's net investment in the non-guarantor subsidiaries and the 93%-owned subsidiary is less than three percent on an individual and combined basis).

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


7 1/2% Convertible Junior Subordinated Debentures

  The convertible junior subordinated debentures mature on May 1, 2012 and provide for interest payments at a rate of 7 1/2% to be paid in additional convertible junior subordinated debentures or cash, at the Company's election, for the first five years after their issuance, and in cash thereafter. The holders of a majority of the outstanding principal amount of the convertible junior subordinated debentures, however, will have the right to require the payment of interest in cash after the third and through the fifth anniversary of the issuance of the convertible junior subordinated debentures. In addition, the provisions of the credit facility and the indenture for the senior subordinated notes limit the Company's ability to pay cash interest payments. Debt issuance costs of $4,634 incurred in connection with the debentures are classified as intangible assets and are being amortized over the 13-year term of the debentures.

  The convertible junior subordinated debentures will be convertible into shares of the Company's Common Stock at an initial conversion price of $22.50 per share plus all accrued and unpaid interest. If the convertible junior subordinated debentures are converted prior to the fifth anniversary of their issuance, the amount converted into shares will include additional interest that would have accrued or been paid from the date of conversion through the fifth anniversary of the issuance of the convertible junior subordinated debentures. However, unless the conversion is in connection with a change of control (as defined in the indenture for the convertible junior subordinated debentures), the additional interest will not exceed a total of 30 months of interest. The Company will adjust the conversion price under certain circumstances, including the issuance of shares at a price below the conversion price of the convertible junior subordinated debentures or below the then fair market value of a share.

  The indenture for the convertible junior subordinated debentures limits the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase securities or repay certain other indebtedness. The Company's amended and restated certificate of incorporation authorizes the holders of the convertible junior subordinated debentures to vote together with the holders of shares on all of the matters submitted to stockholders for a vote and to elect as a class three of the Company's directors (or, if the Board has more than ten directors, no less than 30% of the directors). The holders of the convertible junior subordinated debentures will be entitled to cast the number of votes that they would be entitled to cast if they had converted the convertible junior subordinated debentures into shares of the Company's Common Stock.

Credit Facility

  The Company's credit facility, which is with a syndicate of banks led by Bankers' Trust Company, consists of a $125,000 term loan and a $225,000 revolving credit facility and matures in April 2004. As of September 30, 1999 the Company had $240,875 of borrowings under this facility. The revolving credit facility bears interest at various rates which are subject to change based on certain levels of financial performance. The weighted average interest rate on the borrowings outstanding under the credit facility was 8.14% as of September 30, 1999. Debt issuance costs of $9,445 incurred in connection with this new credit facility are being amortized over the 5-year term of the credit facility. The credit facility includes a number of significant covenants including, among others, restrictions on the Company's ability to incur additional indebtedness, restrictions on mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments, dividends and other distributions and voluntary prepayments on indebtedness. Additionally, the Company is required to comply with certain financial covenants with respect to minimum interest coverage and maximum leverage ratios. As of September 30, 1999, the Company was in compliance with all covenants.

  The fair value of the senior subordinated notes as of September 30, 1999 approximated $189,000. The estimated fair value of the convertible junior subordinated debentures and the credit facility approximate their carrying values.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


NOTE 8--COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                              September 30, 1999
                                                              ------------------
Costs incurred on uncompleted contracts......................     $1,242,195
Estimated earnings...........................................        223,416
                                                                  ----------
                                                                   1,465,611
Less: Billings to date.......................................      1,496,845
                                                                  ----------
                                                                  $  (31,234)
                                                                  ==========

  Included in the accompanying balance sheet under the following captions:

                                                            September 30, 1999
                                                            ------------------
Costs and estimated earnings in excess of billings on
 uncompleted contracts.....................................      $ 49,875
Billings in excess of costs and estimated earnings on
 uncompleted contracts.....................................       (81,109)
                                                                 --------
                                                                 $(31,234)
                                                                 ========

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

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income from operations of the respective business units prior to unallocated corporate expenses.

  The Company's reportable segments offer different products and services. Intersegment transactions are accounted for as if they were to third parties, that is, at current market prices. All of the Company's revenues are derived from domestic sources.

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)

  Prior to January 1, 1999, the Company had three reportable segments: mechanical, electrical and janitorial. Effective January 1, 1999, the Company changed the structure of its internal organization and as a result the mechanical and electrical segments have been combined into one reportable segment.

  Segment information for the three and nine month periods ended September 30, 1999 and 1998 was as follows (in thousands):

                                          Mechanical
                                        and Electrical Janitorial  Consolidated
                                        -------------- ----------- ------------
  Three month period ended Setpember
   30, 1999:
  Revenues.............................    $ 412,458   $    65,417 $   477,875
  Operating costs......................      369,517        59,830     429,347
                                         -----------   ----------- -----------
  Subtotal.............................       42,941         5,587      48,528
  Goodwill amortization................        3,648           590       4,238
                                         -----------   ----------- -----------
  Segment operating income.............  $    39,293   $     4,997      44,290
                                         ===========   =========== ===========
  Unallocated corporate expenses.......                                (3,928)
                                                                   -----------
  Income from operations...............                            $    40,362
                                                                   ===========
  Three month period ended September
   30, 1998:
  Revenues.............................    $ 206,065   $    46,259   $ 252,324
  Operating costs......................      182,567        42,186     224,753
                                         -----------   ----------- -----------
  Subtotal.............................       23,498         4,073      27,571
  Goodwill amortization................        2,115           498       2,613
                                         -----------   ----------- -----------
  Segment operating income.............  $    21,383   $     3,575      24,958
                                         ===========   =========== ===========
  Unallocated corporate expenses.......                                (2,439)
                                                                   -----------
  Income from operations...............                            $    22,519
                                                                   ===========
  Nine month period ended September 30,
   1999:
  Revenues.............................   $1,087,830      $177,691  $1,265,521
  Operating costs......................      983,082       165,153   1,148,235
                                         -----------   ----------- -----------
  Subtotal.............................      104,748        12,538     117,286
  Goodwill amortization................        9,719         1,792      11,511
                                         -----------   ----------- -----------
  Segment operating income.............  $    95,029     $  10,746     105,775
                                         ===========   =========== ===========
  Unallocated corporate expenses.......                               (16,953)
                                                                   -----------
  Income from operations...............                            $    88,822
                                                                   ===========

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
                (Dollars in thousands, except per share amounts)

                              Mechanical
                            and Electrical Janitorial Consolidated
                            -------------- ---------- ------------
  Nine month period ended
   September 30, 1999
   (before restructuring
   and recapitalization
   charges):
  Revenues.................   $1,087,830     $177,691  $1,265,521
  Operating costs..........      983,082      163,693   1,146,775
                              ----------   ---------- -----------
  Subtotal.................      104,748       13,998     118,746
  Goodwill amortization....        9,719        1,792      11,511
                              ----------   ---------- -----------
  Segment operating
   income..................   $   95,029   $   12,206     107,235
                              ==========   ========== ===========
  Unallocated corporate
   expenses................                              (10,393)
                                                      -----------
  Income from operations...                           $    96,842
                                                      ===========
  Nine month period ended
   September 30, 1998:
  Revenues.................    $ 370,455    $ 108,140   $ 478,595
  Operating costs..........      331,332      100,542     431,874
                              ----------   ---------- -----------
  Subtotal.................       39,123        7,598      46,721
  Goodwill amortization....        3,723          861       4,584
                              ----------   ---------- -----------
  Segment operating
   income..................   $   35,400   $    6,737      42,137
                              ==========   ========== ===========
  Unallocated corporate
   expenses................                               (4,998)
                                                      -----------
  Income from operations...                            $   37,139
                                                      ===========
                            Mechanical and
                              Electrical   Janitorial  Corporate   Consolidated
                            -------------- ---------- ------------ ------------
Total assets
  September 30, 1999.......   $1,030,433    $ 146,061    $ 35,717  $ 1,212,211
  December 31, 1998........      761,221      121,660     161,041    1,043,922

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
                (Dollars in thousands, except per share amounts)


NOTE 10 -- EARNINGS PER SHARE

  The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 1999 and 1998.

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                ----------------------- -----------------------
                                   1999        1998        1999        1998
                                ----------- ----------- ----------- -----------
Basic earnings per share:
  Net income................... $    15,388 $    15,164 $    40,084 $    30,291
  Weighted average shares
   outstanding--Basic..........  25,631,194  43,122,092  35,311,455  38,298,295
                                ----------- ----------- ----------- -----------
  Net income per share--Basic.. $      0.60 $      0.35 $      1.14 $      0.79
                                =========== =========== =========== ===========
Diluted earnings per share:
  Net income................... $    15,388 $    15,164 $    40,084 $    30,291
  Plus: Interest expense on 7
   1/2% convertible junior
   subordinated debentures and
   related amortization expense
   on debt issue costs net of
   applicable income taxes.....       1,218                   2,003
                                ----------- ----------- ----------- -----------
  Net income on an as if
   converted basis............. $    16,606 $    15,164 $    42,087 $    30,291
                                =========== =========== =========== ===========
  Weighted average shares
   outstanding--Basic..........  25,631,194  43,122,092  35,311,455  38,298,295
  Convertible non-voting common
   stock.......................                 500,000                 500,000
  Common stock equivalents from
   stock options and warrants..      84,295     192,711     152,466     389,347
  Contingently issuable
   shares......................     638,081     440,852     942,335     180,679
  Convertible junior
   subordinated debentures, on
   an as if converted basis       4,500,287               2,493,381
                                ----------- ----------- ----------- -----------
  Total weighted average shares
   outstanding--Diluted........  30,853,857  44,255,655  38,899,637  39,368,321
                                ----------- ----------- ----------- -----------
  Net income per share--
   Diluted..................... $      0.54 $      0.34 $      1.08 $      0.77
                                =========== =========== =========== ===========

                       BUILDING ONE SERVICES CORPORATION

                                  (unaudited)
               (Dollars in thousands, except per share amounts)


  Outstanding stock options and warrants to purchase 3,713,761 shares of Common Stock as of September 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were higher than the average market price of the Common Stock during the period.

NOTE 11 - SUBSEQUENT EVENTS

  On November 2, 1999, the Board of Directors of the Company unanimously approved a merger with Group Maintenance America Corp. (GroupMAC). Under the terms of the merger, each outstanding share of the Company's Common Stock will be exchanged for 1.25 shares of GroupMAC common stock. As part of the merger, GroupMAC shareholders may elect to receive cash for up to 50% of their shares at $13.50 per share (up to $150 million in the aggregate), subject to pro-ration. If this cash election is fully subscribed, approximately 11 million GroupMAC shares (or approximately 29% of its shares currently outstanding) will be cancelled in the merger. The transaction is expected to be tax-free to the shareholders of both companies, except GroupMAC shareholders to the extent of any cash they elect to receive, and will be accounted for under the purchase method of accounting.

  Concurrent with the closing of the merger, Apollo will exchange its convertible junior subordinated debentures and $150 million of cash for approximately $255 million of GroupMAC convertible preferred stock. The cash proceeds from the investment will be used to fund the cash election option described above. The preferred stock will bear a coupon rate of 7.25%, will be payable on a quarterly basis, and will mature in 2012. The preferred stock will be convertible into GroupMAC common stock at a conversion price of $14.00 per common share.

  An underwritten commitment letter from Bank of America, N.A. and Chase Bank of Texas, N.A. (as Co-Lead Arrangers and Co-Book Managers) to provide a total of $800 million in financing has been received by GroupMAC. It is anticipated that this financing will be used to satisfy all outstanding obligations under the Company's and GroupMAC's credit facilities. It is also expected that the Company's $200 million of senior subordinated debt will be assumed by GroupMAC and remain outstanding, and that GroupMAC will refinance its senior subordinated notes.

  The merger is subject to the approval of both companies' shareholders, concurrent completion of the Apollo investment, regulatory approval and other customary closing conditions, and is expected to close in the first quarter of 2000.

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

Recapitalization Plan

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

Proposed Merger with GroupMAC

  On November 2, 1999, the Board of Directors of the Company unanimously approved a merger with Group Maintenance America Corp. ("GroupMAC"). Under the terms of the merger, each outstanding share of the Company's Common Stock will be exchanged for 1.25 shares of GroupMAC common stock. As part of the merger, GroupMAC shareholders may elect to receive cash for up to 50% of their shares at $13.50 per share (up to $150 million in the aggregate), subject to pro-ration. If this cash election is fully subscribed, approximately 11 million GroupMAC shares (or approximately 29% of its shares currently outstanding) will be cancelled in the merger. The transaction is expected to be tax-free to the shareholders of both companies, except GroupMAC shareholders to the extent of any cash they elect to receive, and will be accounted for under the purchase method of accounting.

  Concurrent with the closing of the merger, Apollo will exchange its convertible junior subordinated debentures and $150 million of cash for approximately $255 million of GroupMAC convertible preferred stock. The cash proceeds from the investment will be used to fund the cash election option described above. The preferred stock will bear a coupon rate of 7.25%, will be payable on a quarterly basis, and will mature in 2012. The preferred stock will be convertible into GroupMAC common stock at a conversion price of $14.00 per common share.

  An underwritten commitment letter from Bank of America, N.A. and Chase Bank of Texas, N.A. (as Co-Lead Arrangers and Co-Book Managers) to provide a total of $800 million in financing has been received by GroupMAC. It is anticipated that this financing will be used to satisfy all outstanding obligations under the Company's and GroupMAC's credit facilities. It is also expected that the Company's $200 million of senior subordinated debt will be assumed by GroupMAC and remain outstanding, and that GroupMAC will refinance its senior subordinated notes.

  The merger is subject to the approval of both companies' shareholders, concurrent completion of the Apollo investment, regulatory approval and other customary closing conditions, and is expected to close in the first quarter of 2000.

Impact of Acquisitions

  As a result of the Company's acquisition program, its financial condition and results of operations have changed dramatically from its inception and IPO in December 1997 to September 30, 1999. The Company has completed 46 business combinations since its inception. Forty-three of these business combinations have been accounted for under the purchase method of accounting (the "Purchased Companies") and three of these business combinations consummated during the second quarter of fiscal 1998 have been accounted for under the pooling-of-interests method of accounting (the "Pooled Companies"). The Company's consolidated financial statements give retroactive effect to the three business combinations accounted for under the pooling-of-interests method and include the results of the companies acquired in business combinations accounted for under the purchase method from their respective acquisition dates. Due to the Company's growth through acquisitions, comparisons of the historical results of the Company's operations have been and will continue to be affected by the addition of acquired companies. Increases in the various revenues and expense components of the Company's results are, to a large degree, due to growth from acquisitions. Neither the magnitude nor the source of such changes is necessarily indicative of changes that will occur in the future.

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

Three months ended September 30, 1999 compared to the three months ended September 30, 1998

  Revenues. Consolidated revenues for the three months ended September 30, 1999 increased $225.6 million, or 89.4%, to $477.9 million from $252.3 million for the three months ended September 30, 1998. Of this increase, $206.2 million pertains to the mechanical and electrical operations and $19.4 million to the janitorial operations. Approximately $150.3 million of the increase in mechanical and electrical revenues and $4.4 million of the increase in janitorial revenues relates to incremental revenue contributed in the three months ended September 30, 1999 by companies acquired during or subsequent to September 30, 1998. The remaining $55.9 million in increased mechanical and electrical revenues and $15.0 million in janitorial revenues relates to organic growth.

  Gross profit. Gross profit for the three months ended September 30, 1999 increased $42.7 million, or 77.4%, to $98.0 million from $55.3 million for the three months ended September 30, 1998. Of this increase, $38.1 million relates to the mechanical and electrical operations and $4.6 million to the janitorial operations.

  Gross profit as a percentage of revenues ("gross margin") decreased to 20.5% for the three months ended September 30, 1999 from 21.9% for the three months ended September 30, 1998 primarily as a result of the mechanical companies acquired subsequent to September 30, 1998 which traditionally have lower gross margins than electrical companies.

  Selling, general and administrative. Selling, general and administrative expenses for the three months ended September 30, 1999 increased $23.3 million, or 77.3%, to $53.4 million from $30.1 million for the three months ended September 30, 1998. Of this increase, $18.6 million relates to an increase in the mechanical and electrical operations, $3.2 million in the janitorial operations and $1.5 million to corporate general and administrative expenses.

  Selling, general and administrative expenses as a percentage of revenues decreased to 11.2% for the three months ended September 30, 1999 from 11.9% for the three months ended September 30, 1998. This decrease is due primarily to the leverage of corporate expenses and our acquired companies' selling, general and administrative expenses over the increase in revenues.

  Goodwill amortization. Goodwill amortization for the three months ended September 30, 1999 increased $1.6 million, or 62.2%, to $4.2 million from $2.6 million for the three months ended September 30, 1998. This increase was a result of the increase in acquired companies.

  Other income/expense, net. Other expense, net for the three months ended September 30, 1999 changed $16.8 million, to $12.9 million of other expense from other income of $3.9 million for the three months ended September 30, 1998. The increase in other expense is primarily attributable to the increase in net interest expense as a result of the use of the Company's cash funds and the incurrence of borrowings to provide the necessary funds for the repurchase of Common Stock in the Tender Offer.

  Provision for income taxes. The provision for income taxes for the three months ended September 30, 1999 increased to $12.1 million from $11.2 million for the three months ended September 30, 1998, reflecting an effective tax rate of 44.0% and 42.5%, respectively. The increase in the effective rate was primarily attributable to the increase in non-deductible goodwill amortization associated with certain acquisitions.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

  Revenues. Consolidated revenues for the nine months ended September 30, 1999 increased $786.9 million, or 164.4%, to $1,265.5 million from $478.6 million for the nine months ended September 30, 1998. Of this increase, $717.1 million pertains to the mechanical and electrical operations and $69.8 million to the janitorial operations. Approximately $623.7 million of the increase in mechanical and electrical revenues and $33.7 million of the increase in janitorial revenues relates to incremental revenue contributed in the nine months ended September 30, 1999 by companies acquired during or subsequent to the nine months ended September 30, 1998. The remaining $93.4 million of the increase in mechanical and electrical revenues and $36.1 million of the increase in janitorial revenues relates to organic growth.

  Gross profit. Gross profit for the nine months ended September 30, 1999 increased $151.9 million, or 148.5%, to $254.2 million from $102.3 million for the nine months ended September 30, 1998. Of this increase, $135.9 million relates to the mechanical and electrical operations and $16.0 million to the janitorial operations.

  Gross profit as a percentage of revenues ("gross margin") decreased to 20.1% for the nine months ended September 30, 1999 from 21.4% for the nine months ended September 30, 1998 primarily as a result of the mechanical companies acquired subsequent to September 30, 1998 which traditionally have lower gross margins than electrical companies.

  Selling, general and administrative. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased $85.3 million, or 140.9%, to $145.9 million from $60.6 million for the nine months ended September 30, 1998. Of this increase, $70.8 million relates to an increase in the mechanical and electrical operations and $9.7 million to the janitorial operations. $4.8 million relates to corporate general and administrative expenses including corporate management and infrastructure costs to support the Company's operations.

  Selling, general and administrative expenses as a percentage of revenues decreased to 11.5% for the nine months ended September 30, 1999 from 12.7% for the nine months ended September 30, 1998. This decrease is due primarily to the leverage of corporate's selling, general and administrative expenses and the Company's acquired companies' selling, general and administrative expenses over an increase in revenues.

  Goodwill amortization. Goodwill amortization for the nine months ended September 30, 1999 increased $6.9 million, or 151% to $11.5 million from $4.6 million for the nine months ended September 30, 1998. This increase was a result of the increase in acquired companies.

  Restructuring and recapitalization charges. Restructuring and recapitalization charges were $8.0 million for the nine months ended September 30, 1999. These charges, as discussed in Note 6 to the financial statements, included $2.8 million relating to compensation expense for stock options exercised and the underlying shares of Common Stock repurchased in the Company's recapitalization plan, and $5.2 million of restructuring charges pertaining to the relocation of the Company's corporate headquarters and integration of the janitorial and maintenance management operations.

  Other income, net. Other expense, net for the nine months ended
September 30, 1999 changed $32.1 million, to $16.5 million of other expense from other income of $15.6 million for the nine months ended September 30, 1998. The increase in other expense is primarily attributable to the increase in net interest expense as a result of the use of the Company's cash funds and the incurrence of borrowings to provide the necessary funds for the repurchase of Common Stock under the Tender Offer.

  Provision for income taxes. The provision for income taxes for the nine months ended September 30, 1999 increased to $32.3 million from $22.5 million for the nine months ended September 30, 1998, reflecting an effective tax rate of 44.6% and 42.6%, respectively. The increase in the effective rate was primarily attributable to the increase in income generated from entities which were subject to C corporation taxes, versus companies acquired under the pooling-of-interests method which had elected to be treated as subchapter S corporations for tax purposes prior to their being acquired by the Company and an increase in non-deductible goodwill amortization associated with certain acquisitions.

                        LIQUIDITY AND CAPITAL RESOURCES

  During the nine months ended September 30, 1999, net cash provided by operating activities was approximately $6.1 million. Net cash used in investing activities for the nine months ended was $150.4 million, which primarily consisted of $131.0 million used for acquisitions and $19.7 million used for purchases of property and equipment. Net cash used in financing activities for the nine months ended September 30, 1999 was $54.3 million, which consisted primarily of $560.1 million used to repurchase the Company's stock in the Tender Offer net of proceeds from long-term debt of $506.7 million, including the issuance of the senior subordinated notes, the convertible junior subordinated debentures and the borrowings under the Credit Facility.

  The Company acquired seventeen businesses during the nine months ended September 30, 1999. Aggregate consideration for these acquisitions consisted of 2,959,661 shares of Common Stock and $96.8 million in cash. In conjunction with the acquisitions consummated during the nine months ended September 30, 1999 and during the year ended 1998, the Company has entered into contingent consideration agreements which provide for the payment of cash and issuance of shares of Common Stock based upon the performance of certain of the businesses acquired. As of September 30, 1999, $43,744 of cash and applicable professional fees was paid and 2,350,501 shares were issued under these agreements. The Company expects that approximately $15 million of additional contingent consideration will become payable in 1999, of which approximately $7.5 million will be payable in cash.

  As previously discussed, on May 11, 1999, the Company completed the repurchase of 24,617,840 shares of its Common Stock at $22.50 per share for cash and 883,573 shares of Common Stock underlying stock options at $22.50 per share less the exercise price per share of the options. Total funds utilized for the repurchase totaled $560.1 million, which were obtained from the Company's available cash, the net proceeds of $195.5 million from the issuance of $200 million of 10 1/2% senior subordinated notes, $100 million from the issuance of 7 1/2% convertible junior subordinated debentures to Apollo and borrowings under the Credit Facility.

  Interest on the senior subordinated notes is paid semi-annually on May 1 and November 1 of each year and the notes will mature on May 1, 2009. The senior subordinated notes are unsecured and guaranteed by our domestic subsidiaries and rank junior to the Credit Facility.

  The Company may redeem the senior subordinated notes, in whole or in part, at any time on or after May 1, 2002 at specified redemption prices, plus accrued interest. At any time (which may be more than once) before May 1, 2002, the Company can redeem up to 35% of the outstanding senior subordinated notes with money raised in one or more equity offerings under certain circumstances. Upon a change of control of the Company (as defined in the indenture for the senior subordinated notes), the holders of the senior subordinated notes will have the right to sell the notes to the Company at 101% of the face amount plus accrued interest.

  Additionally, the indenture governing the senior subordinated notes contains certain covenants relating to, among other things, the Company's ability to incur indebtedness, pay dividends on, or repurchase capital stock, incur liens, sell or otherwise dispose of a substantial portion of its assets or merge or consolidate with another entity.

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

  The convertible junior subordinated debentures are convertible into shares of the Company's Common Stock at an initial conversion price of $22.50 per share plus all accrued and unpaid interest. Assuming conversion of the principal amount of the convertible junior subordinated debentures and considering the first and second interest payments were paid in additional convertible debentures, Apollo will have the right to acquire upon conversion 4,613,556 shares of Common Stock or 15% of the shares outstanding as of November 12, 1999. If the convertible junior subordinated debentures are converted prior to the fifth anniversary of their issuance, the amount converted into shares will include additional interest that would have accrued or been paid from the date of conversion through the fifth anniversary of the issuance of the convertible junior subordinated debentures. However, unless the conversion is in connection with a change of control, as defined in the indenture for the convertible junior subordinated debentures, the additional interest will not exceed a total of 30 months of interest. The Company will adjust the conversion price under certain circumstances, including the issuance of shares at a price below the conversion price of the convertible junior subordinated debentures or below the then fair market value of a share of the Company's Common Stock.

  The indenture for the convertible junior subordinated debentures limits the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase securities or repay certain other indebtedness.

   The Credit Facility consists of a $125.0 million term loan and a $225.0 million revolving credit facility, in each case maturing five years after the date of the borrowing. The Credit Facility provides for certain mandatory repayments of the outstanding indebtedness. As of November 12, 1999, the Company had $87.0 million of availability under its Credit Facility.

  The Credit Facility bears interest at the sum of the (i) applicable margin and (ii) at the option of the Company, either the "base rate" or the "eurodollar rate" (as defined in the credit facility). The base rate will be the higher of (i) the rate that Bankers Trust Company announces from time to time as its prime lending rate, as in effect from time to time, and (ii) 1/2 of 1% in excess of the overnight federal funds rate. The applicable margin will be a percentage per annum equal to (i) in the case of term loans maintained as (x) base rate loans, 2.00%, and (y) eurodollar rate loans, 3.00%, and (ii) in the case of revolving loans maintained as (x) base rate loans, 1.50%, and (y) eurodollar rate loans, 2.50%, in each case subject to step-downs to be determined based on certain levels of financial performance. The Company must also pay a commitment fee in the amount of 0.50% per year on the daily average unused portion of the Credit Facility, subject to step-downs based upon financial performance. In addition, the commitment fee percentage will be increased by 0.25% at all times that the total unutilized commitments under the revolving Credit Facility exceed 75% of the sum of (x) the total revolving commitment then in effect plus (y) the aggregate outstanding principal amount of the term loan. The Credit Facility provides for certain mandatory repayments of the outstanding indebtedness.

  The Credit Facility includes a number of significant covenants that impose restrictions on the Company and its subsidiaries. These covenants include, among others, restrictions on the Company's ability to incur additional indebtedness and pay the interest on Apollo's convertible junior subordinated debentures in cash, and restrictions on mergers, acquisitions and the disposition of assets, sale and leaseback transactions and capital lease payments, dividends and other distributions and voluntary prepayments of indebtedness. In addition, the Company is required to comply with financial covenants with respect to minimum interest coverage and maximum leverage ratios.

  The Company needs funds for general corporate purposes, including to pay interest on the senior subordinated notes, the convertible junior subordinated debentures and the Credit Facility, to pay contingent consideration required by the terms of certain acquisition agreements and to make future acquisitions and capital expenditures. The Company anticipates that its cash flow from operations and borrowings available under the Credit Facility will be sufficient to meet these liquidity requirements over the next twelve months.

                FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

  Quarterly results may be materially affected by the timing of acquisitions, the timing and magnitude of costs related to such acquisitions, variations in services provided by the Company and the timing of these services, and general economic conditions. Moreover, the operating margins of companies acquired by the Company may differ substantially from those of the Company, which could contribute to further fluctuation in the Company's quarterly operations. Therefore, results for any quarter are not necessarily indicative of the results that the Company may achieve for any subsequent fiscal quarter or for a full fiscal year.

                                   INFLATION

  The Company does not believe that inflation has had a material impact on its results of operations during the nine months ended September 30, 1999.

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

  State of Readiness. Since its IPO in December 1997, the Company has acquired 46 companies offering mechanical, electrical and janitorial services. The due diligence relating to the Year 2000 issue that was performed on these companies did not reveal any significant internal operating systems issues. In addition, such due diligence revealed that most of the acquired companies have addressed the Year 2000 issue, but are in different phases of assessment and remediation. During the third quarter the Company completed a comprehensive survey of the Company's operating subsidiaries to ensure that the Company's operating subsidiaries are adequately addressing, or have adequately addressed, the Year 2000 issue.

  The survey mentioned above covered the following areas: (i) the Company's information technology and operating systems, including job-costing, billing, payroll and accounting systems; (ii) the Company's non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology; (iii) the systems of its major vendors, insofar as they relate to the Company's business; and (iv) the systems of its major customers for which the Company has performed installation and maintenance services. Such surveys revealed that the Company's subsidiaries have performed an inventory of hardware and software and conducted research to determine the Year 2000 compliance status of the products. Substantially all of the Company's internal operating systems have been remediated, upgraded or replaced to date and any additional upgrading and testing is scheduled to be completed by December 31, 1999.

  In addition, during the third quarter, the Company retained the services of a consultant to conduct a review of the Year 2000 readiness efforts of the Company and its subsidiaries. This review focused on the core business applications, computers, phone and voicemail systems of the Company, which are used to conduct daily operations. The primary method used by the consultant to determine Year 2000 readiness was interviews with the Company's employees and inspection of the surveys mentioned above. The consultant also performed Year 2000 product research and assessment. Overall, the consultant concluded that the Company's Year 2000 preparedness efforts were adequate.

  The Company continues to evaluate the effect of the Year 2000 problem on its most significant customers and suppliers, and thus indirectly on the Company. This evaluation includes an ongoing process of contacting customers and suppliers whose systems have, or may have, an effect on the way the Company conducts business. We expect to complete the analysis of our customers' and suppliers' systems by December 1999. The Company does not have control of these suppliers and customers. While we will work diligently to coordinate with our suppliers and customers, there can be no assurance they will complete their efforts prior to January 1, 2000. There are no individual customers who will have a material impact on our revenues should they fail to complete their Year 2000 efforts. Additionally, the Company has alternative vendors that can be relied on should a current vendor fail in its Year 2000 preparations.

  Costs Related to the Year 2000 Issue. As part of the survey mentioned above, the Company requested an estimate from each operating subsidiary of the material historical and estimated costs of assessment and remediation. Such costs, include, among other things, the costs of assessment, software upgrade fees, hardware changes and general implementation of a Year 2000 action plan. Approximately $800,000 has been expended to date and the Company currently estimates that up to an additional $500,000 may be incurred to fully comply.

  Contingency Plan. The Company has not implemented a corporate-wide Year 2000 contingency plan. The Company has been in the process of identifying and resolving Year 2000 problems and will develop contingency plans as deemed necessary.

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

                   FACTORS AFFECTING THE COMPANY'S BUSINESS

  This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "intend," "may," "will," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in other public filings. The Company does not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. In addition to the factors set forth in the Annual Report on Form 10-K, the ability of the Company to complete its proposed merger with GroupMAC will have an impact on the Company's actual results, performance or achievements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

  The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's major market risk exposure is changes in interest rates. All items described are non-trading and are stated in U.S. dollars (in thousands).

                                                                                    Fair Value
                                                                                 At September 30,
                          1999   2000   2001   2002   2003  Thereafter  Total          1999
                         ------ ------ ------ ------ ------ ---------- --------  ----------------
Term Loan Facility         $312 $1,250 $1,250 $1,250 $1,250  $119,063  $124,375      $124,375
  Average Rate..........                                                    (a)
Revolving Credit
 Facility...............     --     --     --     --     --  $116,500  $116,500      $116,500
  Average Rate..........                                                    (a)
Senior Subordinated
 Notes..................     --     --     --     --     --  $200,000  $200,000      $189,000
  Average Rate..........                                                    (b)
Convertible Junior
 Subordinated
 Debentures.............     --     --     --     --         $101,895  $101,895      $101,895
  Average Rate..........                                                    7.5%
Other Secured Debt...... $1,401 $2,785 $1,722 $  491 $  156  $    178  $  6,733      $  6,733
  Average Rate..........                                                   8.25%

--------
(a) The Credit Facility bears interest at the sum of the (i) applicable margin and (ii) at the option of the company, either the "base rate" or the "eurodollar rate" (as defined in the Credit Facility). The base rate will be the higher of (i) the rate that Bankers Trust Company announces from time to time as its prime lending rate, as in effect from time to time, and (ii) 1/2 of 1% in excess of the overnight federal funds rate. The applicable margin will be a percentage per annum equal to (i) in the case of term loans maintained as (x) base rate loans, 2.00%, and (y) eurodollar rate loans, 3.00%, and (ii) in the case of revolving loans maintained as
    (x) base rate loans, 1.50%, and (y) eurodollar rate loans, 2.50%, in each case subject to step-downs to be determined based on certain levels of financial performance. At September 30, 1999, the weighted average interest rate in effect for the Credit Facility borrowings, including amortization of related debt issue costs of $9,445 was 8.92%.
(b) The senior subordinated notes are unsecured, mature May 2009 and bear interest at 10.5% payable semi-annually. These senior subordinated notes were issued at a discount of 97.746% or $4,508 which is being amortized to interest expense along with approximately $8,255 in related debt issuance costs over the ten year life of the Notes, increasing the effective interest rate to 11.13%.

                           PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  The annual meeting of the Company's stockholders was held on July 8, 1999. All nominees for Director were elected pursuant to the following votes:

                                                                       AUTHORITY
                           NOMINEE                             FOR     WITHHELD
                           -------                          ---------- ---------
   Andrew Africk........................................... 20,841,743  66,213
   Mary K. Bush............................................ 20,841,702  66,254
   Vincent W. Eades........................................ 20,841,743  66,213
   Michael Gross........................................... 20,841,743  66,213
   Joseph M. Ivey.......................................... 20,841,743  66,213
   Jonathan J. Ledecky..................................... 20,833,002  74,950
   William P. Love, Jr..................................... 20,841,743  66,213
   Brooks Newmark.......................................... 20,841,743  66,213
   M. Jude Reyes........................................... 20,841,743  66,213

  The stockholders approved the amendment to, and restatement of, the Company's Restated Certificate of Incorporation to reflect the rights of the convertible junior subordinated debenture holders and the elimination of the provisions related to the shares of convertible non-voting common stock.

         FOR                            AGAINST                                            ABSTAIN
      ----------                       ---------                                           -------
      14,365,454                        63,403                                             18,269

  The stockholders approved the amendment to, and restatement of, the Company's Restated Certificate of Incorporation to provide for stockholder action by unanimous written consent.

         FOR                            AGAINST                                            ABSTAIN
      ----------                       ---------                                           -------
      11,326,484                       3,101,785                                           18,497

  The stockholders approved the amendment to, and restatement of, the Company's Restated Certificate of Incorporation to authorize 11,000,000 shares of series preferred stock, par value $0.001 per share.

         FOR                            AGAINST                                            ABSTAIN
      ----------                       ---------                                           -------
      11,552,075                       2,876,394                                           18,297

  The stockholders approved the adoption of the Company's 1999 Long-Term
Incentive Plan in the form included in the Proxy Statement sent to all of the stockholders of record as of the record date.

         FOR                            AGAINST                                            ABSTAIN
      ----------                       ---------                                           -------
      11,236,198                       3,170,905                                           39,663

  The stockholders adopted the Company's 1999 Stock Performance Incentive Plan in the form included in the Proxy Statement sent to all of the stockholders of record as of the record date.

         FOR                            AGAINST                                            ABSTAIN
      ----------                       ---------                                           -------
      13,906,486                        501,012                                            39,268

  The stockholders ratified the Board of Directors' selection of PricewaterhouseCoopers LLP as the Company's independent accountants to audit the Company's consolidated financial statements for the fiscal year ending
December 31, 1999.

         FOR                            AGAINST                                            ABSTAIN
      ----------                       ---------                                           -------
      20,855,353                        14,713                                             37,890

Item 5. Other Events

  In August of 1999, the Company completed its offer to exchange all its outstanding 10 1/2% senior subordinated notes due 2009, which have been registered under the Securities Exchange Act of 1933, in exchange for all outstanding 10 1/2% senior subordinated notes due 2009 which were issued in a private placement.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  11.1 Statement regarding computation of net income per share

  27   Financial Data Schedule

  (b) Reports on Form 8-K. During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

  i Form 8-K filed with the Commission on July 15, 1999 reporting information under Items 5 and 7. The Company filed the financial statements for Welcon Management Company as of March 31, 1996 and for the year ended March 31, 1996.

  ii Form 8-K filed with the Commission on August 9, 1999 reporting information under Item 7. The Company filed the financial statements for Ivey Mechanical Company (a partnership) as of June 30, 1998, 1997 and 1996 and for the three year period ended June 30, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BUILDING ONE SERVICES CORPORATION

                                                      Joseph M. Ivey
Date: November 15, 1999                   By:__________________________________
                                                      Joseph M. Ivey
                                                  Chief Executive Officer


Date: November 15, 1999                             Timothy C. Clayton
                                          By:__________________________________
                                                    Timothy C. Clayton
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

 No.                                 Exhibit                                Page
 ---                                 -------                                ----
 11.1 Statement regarding computation of net income per share.............
 27   Financial Data Schedule.............................................